Form 10-Q
period 2021-06-30
GPB Automotive Portfolio, LP
filed 2021-08-26
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56285

GPB Automotive Portfolio, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2484347 (I.R.S. Employer Identification No.)
535 W. 24th Street, 6th Floor New York, NY (Address of principal executive offices)	10011 (Zip Code)

(877) 489-8484

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes  ☑No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$130,034	$120,985
Contracts in transit	31,825	38,464
Receivables, net of allowance for doubtful accounts	28,689	36,441
Assets held for sale	3,396	94,532
Due from related parties, current portion	4,929	4,943
Inventories	172,094	260,116
Leased rental/service vehicles	12,173	12,463
Prepaid expenses and other current assets	14,650	11,814
Total current assets	397,790	579,758
Non-current assets:
Restricted cash, net of current portion	14,321	14,427
Property and equipment, net	235,970	248,613
Goodwill	142,065	142,065
Franchise rights	126,139	126,139
Right-of-use assets - operating	49,504	51,479
Right-of-use assets - finance	24,962	25,953
Other assets	12,399	10,538
Total non-current assets	605,360	619,214
Total assets	$1,003,150	$1,198,972

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
Liabilities and Partners’ Capital
Liabilities:
Current liabilities:
Floorplan payable	$162,330	$280,953
Accounts payable	34,611	35,246
Accrued expenses and other current liabilities	31,988	32,080
Liabilities held for sale	—	2,340
Notes payable - related party, current portion	12,624	12,308
Long-term debt, current portion	7,260	21,119
Operating lease liabilities, current portion	4,380	4,532
Finance lease liabilities, current portion	1,511	1,471
Leased vehicle liability	12,173	12,510
Redeemable non-controlling interests, current portion	18,823	18,450
Due to related parties	2,782	2,471
Total current liabilities	288,482	423,480
Non-current liabilities:
Long-term debt, net of current portion	138,083	242,913
Operating lease liabilities, net of current portion	46,460	48,354
Finance lease liabilities, net of current portion	25,482	26,237
Notes payable - related party, net of current portion	2,946	2,871
Redeemable non-controlling interests, net of current portion	10,504	9,973
Other liabilities	4,742	5,205
Total non-current liabilities	228,217	335,553
Total liabilities	516,699	759,033
Commitments and contingencies (see Footnote 11)
Partners’ capital:
Partners’ capital attributable to the Partnership	336,268	308,865
Non-controlling interests	150,183	131,074
Total partners’ capital	486,451	439,939
Total liabilities and partners’ capital	$1,003,150	$1,198,972

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
New vehicle retail sales	$304,392	$285,419	$578,986	$566,922
Used vehicle retail sales	162,991	158,937	316,972	322,778
Used vehicle wholesale sales	28,433	17,628	50,906	43,867
Service, body, and parts sales	59,491	54,290	115,781	132,562
Finance and insurance sales	25,038	25,405	46,493	46,396
Total revenues	580,345	541,679	1,109,138	1,112,525
Costs of sales:
New vehicle retail cost	274,903	270,032	528,584	537,037
Used vehicle retail cost	148,022	148,547	292,502	302,177
Used vehicle wholesale cost	24,632	16,181	44,907	42,774
Service, body, and parts cost	25,305	26,175	49,584	59,913
Total cost of sales	472,862	460,935	915,577	941,901
Gross profit	107,483	80,744	193,561	170,624
Operating expenses:
Selling, general and administrative expenses	75,333	67,360	145,647	151,289
Gain on sale of dealerships, property and equipment, net	(2,835)	(20)	(2,461)	(26)
Managerial assistance fee, related party	3,234	3,234	6,467	6,467
Rent expense	1,760	1,864	3,807	3,922
Asset impairment	—	—	867	—
Depreciation and amortization	2,661	2,058	5,270	5,116
Total operating expenses	80,153	74,496	159,597	166,768
Operating income	27,330	6,248	33,964	3,856
Other income (expense):
Floorplan interest	(946)	(2,983)	(2,158)	(7,465)
Interest expense	(1,749)	(5,060)	(3,922)	(8,912)
Interest expense to related parties	(619)	(1,907)	(1,464)	(3,543)
Other income, primarily gain on forgiveness of debt	9,314	819	19,925	971
Total other income (expense), net	6,000	(9,131)	12,381	(18,949)
Net income (loss)	33,330	(2,883)	46,345	(15,093)
Net income attributable to non-controlling interests	11,398	1,331	18,917	881
Net income (loss) attributable to the Partnership	$21,932	$(4,214)	$27,428	$(15,974)

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Partners’ Capital

(Dollars in thousands)

(Unaudited)

		Class A	Class A-1	Class B	Class B-1	Total	Non-
	GPB Auto	Limited	Limited	Limited	Limited	Controlling	Controlling
	SLP, LLC	Partners	Partners	Partners	Partners	Interests	Interests	Total
Partners' capital - December 31, 2019	$—	$188,951	$85,151	$38,429	$16,061	$328,592	$124,226	$452,818
Partners’ capital contributions	—	—	—	—	—	—	80	80
Unit issuance costs	—	—	—	(71)	(20)	(91)	—	(91)
Distributions	—	—	—	—	—	—	(3)	(3)
Net loss	—	(6,805)	(3,039)	(1,368)	(548)	(11,760)	(450)	(12,210)
Partners' capital - March 31, 2020	$—	$182,146	$82,112	$36,990	$15,493	$316,741	$123,853	$440,594
Partners’ capital contributions	—	—	—	—	—	—	84	84
Unit issuance costs	—	—	—	(88)	(36)	(124)	—	(124)
Net (loss) income	—	(2,469)	(1,078)	(487)	(180)	(4,214)	1,331	(2,883)
Partners' capital - June 30, 2020	$—	$179,677	$81,034	$36,415	$15,277	$312,403	$125,268	$437,671

Partners' capital - December 31, 2020	$—	$177,570	$80,294	$35,883	$15,118	$308,865	$131,074	$439,939
Partners’ capital contributions	—	—	—	—	—	—	98	98
Unit issuance costs	—	—	—	(16)	(9)	(25)	—	(25)
Net income (loss)	—	3,064	1,497	1,026	(91)	5,496	7,519	13,015
Partners' capital - March 31, 2021	$—	$180,634	$81,791	$36,893	$15,018	$314,336	$138,691	$453,027
Partners’ capital contributions	—	—	—	—	—	—	130	130
Distributions	—	—	—	—	—	—	(36)	(36)
Net income	—	12,521	5,759	2,578	1,074	21,932	11,398	33,330
Partners' capital - June 30, 2021	$—	$193,155	$87,550	$39,471	$16,092	$336,268	$150,183	$486,451

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$46,345	$(15,093)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,279	4,107
Amortization of right-of-use assets - finance	991	1,009
Amortization of right-of-use assets - operating	2,464	2,359
Amortization of capitalized guarantee costs in interest expense to related party	61	63
Amortization of debt issuance costs in interest expense to related party	352	1,109
Amortization of debt issuance costs in interest expense	559	728
Asset impairment	867	—
(Gain) loss on disposal of property and equipment, net	(4,158)	26
Loss on disposal of dealerships, net	1,697	—
Decrease in interest rate swap liability in interest expense	(348)	1,200
Bad debt recovery, net	(731)	(129)
PPP loan forgiveness	(19,267)	—
Other adjustments to reconcile net income (loss)	375	(793)
Changes in operating assets and liabilities:
Contracts in transit	6,639	5,747
Receivables	8,483	16,434
Due from related parties	53	2,158
Inventories	92,286	141,251
Prepaid expenses and other current assets	(2,910)	(971)
Leased rental/service vehicles	290	1,754
Other assets	(1,925)	245
Floorplan payable, trade, net	(2,449)	(13,977)
Accounts payable	(635)	4,893
Accrued expenses and other current liabilities	634	6,627
Payments on lease liabilities - operating	(2,295)	(2,203)
Due to related parties	(40)	6,903
Leased vehicle liability	(337)	(1,705)
Other liabilities	2,894	(322)
Net cash provided by operating activities	134,174	161,420
Cash flows from investing activities:
Purchase of property and equipment	(11,673)	(1,448)
Proceeds from disposition of property and equipment	47,993	326
Proceeds from disposition of dealerships	40,640	—
Net cash provided by (used in) investing activities	76,960	(1,122)
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(101,859)	(96,210)
Proceeds from long-term debt	—	33,148
Payments of long-term debt	(97,444)	(5,735)
Payments of finance lease liabilities	(715)	(699)
Payments of deferred financing costs	(2,190)	(782)
Capital contributions from non-controlling interests	228	164
Unit issuance costs	(25)	(215)
Distributions to partners and non-controlling interests	(36)	(3)
Distributions to mandatorily redeemable capital	(150)	—
Net cash used in financing activities	(202,191)	(70,332)
Net increase in cash	8,943	89,966
Cash, beginning of period	135,412	67,686
Cash, end of period	$144,355	$157,652

Supplemental cash flow information:
Reconciliation of cash and restricted cash
Cash	$130,034	$142,628
Restricted cash, net of current portion	14,321	15,024
Total cash and restricted cash	$144,355	$157,652

Supplemental disclosure of cash flow information:
Cash payments for interest	$7,545	$18,790

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Organization, Basis of Presentation, and Liquidity

Correction of an immaterial error for the three months ended March 31, 2020

During the financial statement preparation of the three and six months ended June 30, 2021, management identified a classification error between revenue and cost categories in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 previously reported in the Partnership’s Form 10/A. The gross profit reported for the three months ended March 31, 2020 was unaffected. Management concluded that this classification error did not materially affect the previously reported financial statements for the three months ended March 31, 2020. As a result, in accordance with ASC 250, “Accounting Changes and Error Corrections”, a reclassification was recorded to correct the error and is reflected in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2020 presented herein. Effects of the reclassification are as follows:

	Three months ended		Three months ended
	March 31, 2020 As	(Increase)	March 31, 2020 As
(Dollars in thousands)	Originally Reported	Decrease	Adjusted
New vehicle retail sales	$288,025	$6,522	$281,503
Service, body, and parts sales	80,327	2,055	78,272
Finance and insurance sales	13,603	(7,387)	20,990
Total revenues	572,035	1,190	570,845
New vehicle retail cost	268,195	1,190	267,005
Total cost of sales	482,156	1,190	480,966
Gross profit	89,879	—	89,879

Organization

GPB Automotive Portfolio, LP (the “Partnership”, “we”, or “our”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013 and commenced operations on that date. GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s general partner pursuant to the terms of the Fifth Amended and Restated Limited Partnership Agreement dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB, through its affiliation with Highline Management, Inc., conducts and manages our business. The Partnership has no material assets or standalone operations other than its ownership in its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Amendment No. 2 to the Form 10 filed with the Securities and Exchange Commission on August 13, 2021 (the “Form 10/A”).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which we have a controlling interest. Upon consolidation, all intercompany accounts, transactions, and profits are eliminated. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). When determining which enterprise is the primary beneficiary, management considers (i) the entity’s purpose and design, (ii) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsiders whether it is the primary beneficiary of that VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Nature of Business

The Partnership’s principal business is the retail sale of automobiles in the northeast United States. The Partnership offers a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources.

Recent Events

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil proceeding against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the Eastern District of New York (“EDNY”) Court. No GPB managed Partnerships were sued. The lawsuit alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash. The criminal indictment alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. The Government intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, GPB-managed funds, the Partnership, and subsidiaries of the Partnership promptly following his indictment.

Appointment of Monitor

On February 11, 2021, the United States District Court Eastern District of New York appointed Joseph T. Gardemal III as an independent monitor (the "Monitor") in the action SEC, as plaintiff, against Capital Holdings, Ascendant, AAS, David Gentile, Jeffrey Schneider, and Jeffrey Lash (the "Order"). Pursuant to the Order, Capital Holdings shall (i) grant the Monitor access to all non-privileged books, records and account statements for certain portfolio companies, including the Partnership, and certain funds and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor is required to assess certain aspects of the Partnership’s operations and make recommendations to the Court which may include continuation or expansion of the Monitorship, conversion of the Monitorship to a Receivership, and/or filing a bankruptcy petition. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to resume distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions.

On April 14, 2021, following the receipt of a letter from the Monitor on April 12, 2021, the EDNY Court entered an amended order. See “Footnote 11. Commitments and Contingencies” for more information on the appointment of the Monitor.

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Upon issuance of the Partnership’s most recent audited financial statements as of and for the year ended December 31, 2020, Management had determined that the following factors existed that raised substantial doubt about the Partnership’s ability to continue as a going concern:

●As of December 31, 2020, the Partnership and its subsidiaries had total cash and restricted cash of $135.4 million, of which $3.5 million was held directly by and available to satisfy general obligations of the Partnership. Included in total cash on hand was $26.9 million held by certain subsidiaries of the Partnership that was available for use and upstreaming without restriction. The balance of $105.0 million was held by GPB Prime Holdings, LLC (“GPB Prime”), (the Partnership’s largest subsidiary) and was restricted to use and upstreaming to the Partnership pursuant to restrictions imposed by its lender. At December 31, 2020, obligations of the Partnership and its subsidiaries, excluding GPB Prime, due within one year exceeded its available cash on hand.
●The Partnership relies on its ability to upstream funds from its operating subsidiaries to meet its obligations in the normal course of business and also to allocate to other subsidiaries in need. The Partnership and GPB Prime are party to financing agreements with M&T Bank as part of an eight-member credit syndication (the M&T Credit Agreement). Borrowings under the M&T Credit Agreement are available for the purposes of financing the purchase of new, used and loaner vehicles, and for providing operational liquidity in the form of mortgages and term debt. Amendments to the M&T Credit Agreement dated September 21, 2018 and June 14, 2019 restricted GPB Prime’s ability to pay distributions, make additional requests for delayed draw loans, make any additional acquisitions (other than those already in process at that date) greater than $2.0 million, or to make any distribution to the Partnership as well as pay any put, redemption, or equity recapture options or agreements to any person. Our ability to meet our obligations over the shorter and longer term is dependent upon freeing up the restrictions that currently do not allow the upstreaming of funds from certain of our operating subsidiaries and negotiating extensions or replacement of our subsidiaries’ financing arrangements.
●GPB Prime’s M&T Credit Agreement was set to expire and become fully due and payable in February 2022.

The M&T Credit Agreement was Amended and Restated (Eleventh Amendment) on June 24, 2021. This Eleventh Amendment alleviated the conditions which previously caused management to conclude that substantial doubt existed about the Partnership’s ability to continue as a going concern. Specifically, the Eleventh Amendment provides for the following amended terms:

●The Partnership is entitled to a distribution of up to approximately $10.0 million previously restricted cash held at GPB Prime. Additionally, as of June 30, 2021, $3.7 million of cash was directly held and available to the Partnership to satisfy its general obligations.
●The maturity date of the M&T Credit Agreement was extended from February 24, 2022 until December 31, 2022.

Based on these amended terms, and the improved liquidity they provide the Partnership, Management concludes that it will have sufficient liquidity to meet its financial obligations for the period of at least 12 months from August 26, 2021 (management’s assessment date), and therefore further concludes that there is no longer substantial doubt about the Partnership’s ability to continue as a going concern. See also “Footnote 11. Commitments and Contingencies” for discussion of the role of the Monitor with respect to the Partnership’s use of cash as well as indemnification obligations to GPB.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual consolidated financial statements included in the Form 10/A, and there have been no changes to the Partnership’s significant accounting policies during the three and six months ended June 30, 2021.

PPP Loan Forgiveness

In 2020, the Partnership’s subsidiaries entered into Paycheck Protection Program loans (“PPP Loans”), for a total initial amount of $20.0 million. Interest accrues at 1% per annum. Per H.R. 7010, the Paycheck Protection Program Flexibility Act of 2020, all payment of principal, interest, and fees is deferred until the date on which the amount of loan forgiveness, as determined by the SBA, is remitted to the lender. Twenty-nine loans have been approved for forgiveness in whole or in part. For the three months ended June 30, 2021 and 2020, $8.8 million and nil, respectively, was forgiven and is included in other income on the Condensed Consolidated Statement of

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Operations. For the six months ended June 30, 2021 and 2020, $19.3 million and nil, respectively, was forgiven and is included in other income on the Condensed Consolidated Statement of Operations.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and dealerships, as described in "Footnote 11. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash, and the assessment of our ability to continue as a going concern.

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto manufacturers to all franchised dealers. Our new vehicle sales could be impacted by the auto manufacturers’ inability or unwillingness to supply dealerships with an adequate supply of popular models. Our concentration of new vehicle sales has not materially changed from the percentages reported for the year ended December 31, 2020.

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted.

We depend on our manufacturers to deliver high-quality, defect-free vehicles. In the event that manufacturers experience future quality issues, our financial performance may be adversely impacted.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the dealerships with an adequate supply of vehicles. We also receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks, and other incentives. These incentives are recorded as receivables in our Condensed Consolidated Balance Sheets until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables.

The Partnership and GPB Prime are party to financing agreements with M&T Bank as part of an eight-member credit syndication, including three manufacturer-affiliated finance companies (the M&T Credit Agreement). These financial institutions provide vehicle financing for new and used vehicles, term loans, mortgage loans and a delayed draw facility. The M&T Credit Agreement is the primary source of floor plan financing for our new and used vehicle inventory for GPB Prime. The Partnership also relies on its ability to upstream funds from GPB Prime and its other operating subsidiaries to meet its obligations in the normal course of business and also to allocate to other subsidiaries in need.

The term of the M&T Credit Agreement was extended on June 24, 2021 through December 2022 (see also “Footnote 1. Organization, Basis of Presentation, and Liquidity” to these Condensed Consolidated Financial statements), in conjunction with the Eleventh Amendment. Our financial condition could be materially adversely impacted if we are unable to extend or renew the M&T Credit Agreement or reach agreements with other third party lenders to meet some or all of our liquidity needs on terms and conditions that are acceptable to us. Because the term of the M&T Credit Agreement extends beyond the going concern assessment’s look-forward period, it alone does not raise substantial doubt about the Partnership’s ability to continue as a going concern. Therefore, absent any other condition or event, substantial doubt is not raised because it is not probable we will be unable to meet our obligations during the look-forward period. Additionally, our financial condition could be materially adversely impacted if we fail to comply with our contractual covenants. Our lenders could terminate or adversely modify our financing arrangements which could cause us to sell one of our dealerships or group of dealerships below what we perceive to be fair value in an effort to access capital. There can be no assurances that the Partnership and/or GPB Prime will be able to obtain sufficient additional liquidity or renew its debt on terms acceptable to them or us.

We enter into Franchise Agreements with the manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

also entitled to terminate the Franchise Agreement if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships.

We are currently party to litigation with two manufacturers arising from the termination of the former Chief Operating Officer (“Former CEO of Automile”) (David Rosenberg) of Automile Parent Holdings, LLC, a dealership group acquired in 2017 with a concentration in the northeastern United States, and have resolved a dispute with a third manufacturer arising from the same termination by divesting two dealerships selling such manufacturer’s vehicles and resolved a dispute with a fourth manufacturer by divesting one dealership selling such manufacturer’s vehicles. Following the developments on February 4, 2021, including the indictment of the owner and former officer of GPB, the filing by the SEC and other government agencies of litigations against GPB, and the appointment of the Monitor, we received additional termination notices from a manufacturer representing two existing dealerships and two planned new dealerships subject to letters of intent, which were settled and these termination notices were withdrawn. If termination notices are issued by any manufacturer and are not resolved, it could lead to litigation between the affected dealerships and those manufacturers in which our dealerships would protest the terminations under state law. If, as a result of any termination notices, we are required to sell one of our dealerships or group of dealerships, we may be unable to realize what we perceive to be fair value or may be required to dispose of dealerships at depressed prices. The loss of franchise rights due to terminations could also lead to lenders terminating or adversely modifying our financing arrangements, other vendors terminating or adversely modifying business relationships, loss of employees and other adverse results, including on our financial condition, results of operations, cash flows and business operations.

The Monitor is required to assess certain aspects of the Partnership’s operations and make recommendations to the Court which may include continuation or expansion of the Monitorship, conversion of the Monitorship to a Receivership, and/or filing a bankruptcy petition. The Monitor’s initial recommendation and report was filed with the court on April 12, 2021, and the Monitor recommended the monitorship continue for 180 days. On April 12, 2021, the court entered an amended order providing that the Monitor will remain in place until terminated by order of the court, and granting the Monitor the authority to approve or disapprove proposed extensions of credit outside the ordinary course of business, decisions to resume distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions, by GPB, the Partnership or its subsidiaries.

In March 2020, the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern.”  The outbreak of COVID-19 has contributed to, and will likely continue to contribute to, volatility in financial markets, including changes in interest rates. COVID-19 and other outbreaks like it have negative impacts on economic fundamentals and consumer confidence, may increase the risk of default of particular dealerships, reduce the availability of debt financing to the Partnership, and potential purchasers of dealerships, negatively impact market values, cause credit spreads to widen, and impair liquidity and capital resources. While the Partnership’s operations have rebounded from the 2020 COVID-19 related dealership shutdowns with an increase in revenue and gross profit for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, no assurance can be given as to the effect of these COVID-19 related events on the value of the Partnership’s investments in the future. The impact of a public health crisis such as COVID-19 (or any future pandemic, epidemic or other outbreak of a contagious disease) is difficult to predict, which presents material uncertainty and risk with respect to the long-term performance of the Partnership. During 2020, the Partnership received various loans totaling approximately $20.0 million pursuant to the Paycheck Protection Program (“PPP”) of the CARES Act. The loans bear interest at a rate of 1% and will be due in 2022. Under the PPP loan program, the Partnership may apply for forgiveness of all or a portion of the loan based on the amount of qualifying expenses incurred during the 8-week period subsequent to the receipt of the funds. The Partnership has applied for forgiveness on all loans, however no assurances can be provided that such forgiveness will occur for the loans not yet forgiven.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform” (Topic 848): The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions apply during the transition period and are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. The transition period is effective as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Partnership’s floorplan notes payable, as well as its mortgages, other debt and lease contracts. Additionally, the Partnership’s derivative instruments are benchmarked to LIBOR. The Partnership is currently working with its lenders to determine the impact of the discontinuation of LIBOR on the Partnership’s Condensed Consolidated Financial Statements.

4. Dispositions

In April 2021, GPB Prime, a holding company subsidiary of the Partnership, sold the Prime Chevrolet Hyannis and Prime Subaru Hyannis dealerships to a third-party. The Partnership received net proceeds of $6.6 million, and recognized a net loss on disposal of the dealership of $0.6 million recorded in gain on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2021. All proceeds relating to the dispositions were used to pay down debt.

In March 2021, GPB Prime, a holding company subsidiary of the Partnership, sold Prime Toyota Boston to a third-party. The Partnership received net proceeds of $10.3 million, and recognized a net loss on disposal of the dealership of $0.4 million recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for three months ended March 31, 2021. All proceeds relating to the dispositions were used to pay down debt.

In March 2021, GPB Prime sold Hyannis Toyota and Orleans Toyota dealerships and the related real estate to a third-party. The Partnership received net proceeds of $23.8 million and $16.6 million, respectively, and recognized a net loss on disposal of the dealership of $0.7 million and a net gain on disposal of related real estate of $1.4 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. All proceeds relating to the dispositions were used to pay down debt.

All of the dispositions were in the ordinary course of business within the mandate for the automotive strategy outlined in the Private Placement Memorandum (“PPM”), and thus were not considered a strategic shift in the Partnership’s operation.

5. Receivables, Net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Receivables
Manufacturer receivables	$14,201	$22,633
Trade receivables	8,952	9,682
Finance and insurance receivables	6,193	5,866
Total	29,346	38,181
Less: Allowance for doubtful accounts	(657)	(1,740)
Receivables, net of allowance for doubtful accounts	$28,689	$36,441

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

6. Inventories

Inventories consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Inventories
New vehicles	$70,372	167,018
Used vehicles	68,969	61,344
Parts and accessories	11,297	10,115
Rental/service loaner vehicles, net	21,456	21,639
Total inventories, net	$172,094	$260,116

As of June 30, 2021 and December 31, 2020, nil and $21.8 million, respectively, of inventory was re-classified into assets held for sale. See “Footnote 9. Assets Held for Sale”.

7. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Property and Equipment
Land	$110,275	$121,106
Buildings and improvements	122,638	145,918
Construction in progress	4,765	7,605
Furniture, fixtures and equipment	26,834	27,515
Total	264,512	302,144
Less: Accumulated depreciation	(25,146)	(24,331)
Total property and equipment, net of accumulated depreciation	239,366	277,813
Less: property and equipment reclassed to assets held for sale	(3,396)	(29,200)
Total	$235,970	$248,613

In May 2021, GPB Prime, sold a parcel of land relating to the Prime Toyota Boston, to a third-party. The Partnership received net proceeds of $16.1 million, and recognized a net gain on disposal of the real estate of $4.0 million recorded in gain on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for three months ended June 30, 2021. All proceeds relating to the dispositions were used to pay down debt.

In April 2021, the Partnership, sold the remaining Kenny Ross Auto Group (“KRAG”) related real estate to a third-party. The Partnership received net proceeds of $11.8 million, and recognized a net loss on disposal of the real estate of $0.5 million recorded in gain on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for three months ended June 30, 2021. All proceeds relating to the dispositions were used to pay down debt.

In March 2021, the Partnership sold a vacant parcel of real estate for net proceeds of $2.9 million and a net loss of $0.1 million recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for three months ended March 31, 2021. The proceeds were used in part to repay all outstanding debt relating to real estate.

8. Goodwill and Franchise Rights

The carrying values of goodwill and franchise rights were $142.1 million and $126.1 million, respectively as of June 30, 2021 and $142.1 million and $126.1 million as of December 31, 2020. For the three and six months ended June 30, 2021, there were no triggering

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

events that would require an interim impairment test to be performed and as such no impairment charges were recorded to the carrying values.

9. Assets Held for Sale

During the three and six months ended June 30 2021, GPB’s Acquisition Committee committed to a plan to dispose of two properties. As part of the required evaluation under the held for sale guidance, the Partnership determined that the approximate fair value less costs to sell the property did not exceed the net assets.

For the three and six months ended June 30, 2021, property and equipment re-classified to assets held for sale was impaired by nil and $0.9 million, respectively, to adjust to fair value which has been recorded as a component of asset impairment on the Condensed Consolidated Statement of Operations.

As of June 30, 2021, a parcel of real estate remained in assets held for sale on the Condensed Consolidated Balance Sheet.

The following table reconciles the major classes of assets classified as held for sale as part of continuing operations as of June 30, 2021 and December 31, 2020 in the accompanying Condensed Consolidated Balance Sheets:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Assets held for sale
Inventories	$—	$21,780
Franchise rights	—	23,720
Goodwill	—	17,559
Property and equipment	3,396	29,200
Right of use assets	—	2,273
Total assets held for sale	$3,396	$94,532
Liabilities held for sale
Operating lease liabilities	$—	$(2,340)

10. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to expense and included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 were $3.2 million and $3.2 million, respectively. Managerial Assistance Fees charged to expense and included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 were $6.4 million and $6.4 million, respectively.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 were $2.0 million and $0.5 million, respectively. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 were $2.7 million and $1.3 million, respectively. The balance associated with Partnership expenses payable was $0.5 million and $0.7 million as of June, 30, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Condensed Consolidated Balance Sheets.

TRANSACTIONS WITH FORMER MEMBERS AND MANAGER

In 2014, the Partnership entered into an agreement with Patrick Dibre (“Former Manager”), who at the time was a manager and 15% interest holder of one of the operating subsidiaries of the Partnership and one of the operating subsidiaries of GPB Holdings, LP, another GPB-managed partnership. The Partnership advanced the Former Manager, in the form of a convertible loan, $10.8 million towards the Partnership’s purchase of a dealership owned by the Former Manager.

On December 9, 2015, the purchase agreement with the Former Manager was amended to provide that the target dealership pay an annual interest rate of 8% from December 9, 2015, through the date of the dealership’s sale to the Partnership. Prior to December 9, 2015, the dealership paid the Partnership its net cash flows pursuant to the terms of the agreement.

On November 14, 2016, the purchase agreement with the Former Manager was amended to, among other things, 1) terminate the convertible loan and convert the original principal amount into a deposit, 2) change the initial target dealership to a new target dealership, Honda of Aventura (“HOA”) that was to be acquired by the Partnership, 3) provide the acquisition price and terms for HOA, and 4) provide that the Former Manager would surrender all of his membership interests in the GPB entities noted above effective immediately.

This arrangement is currently the subject of ongoing litigation, see “Footnote 11. Commitments and Contingencies.” As part of the legal proceedings, the Partnership has charged legal expenses included as a component of selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2021 and 2020 of $0.0 million and $0.0 million, respectively. For the six months ended June 30, 2021 and 2020, the Partnership has charged legal expenses included as a component of selling, general and administrative expenses on the Condensed Statement of Operations of $0.1 million and $0.1 million, respectively. These expenses were paid for by GPB on behalf of the Partnership and the unpaid reimbursement was recorded as a component of due to related parties on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 for $0.8 million and $0.7 million, respectively.

NOTES PAYABLE TO RELATED PARTIES

In October 2015, the Partnership entered into a loan agreement with GPB Borrower LLC, an affiliate of the General Partner, and received proceeds in the form of a loan of $12.0 million, maturing in October 2019. The loan accrued interest and was paid monthly in arrears at 13.5% per annum. In August 2016, the note was restructured and certain incremental procurement costs incurred at the loan’s inception were added to the existing principal, increasing the principal balance to $15.4 million (“AISF Note 1”). As part of the restructuring,

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

AISF Note 1 was assigned by GPB Borrower LLC to an affiliate of the Partnership, GPB Automotive Income Sub-Fund, Ltd. (“GPB AISF”). GPB AISF is an offshore financing facility formed primarily for the benefit of the Partnership.

The increase in principal of $3.4 million represented the incremental procurement costs directly related to the issuance of the note and was classified as debt issuance costs on the Condensed Consolidated Balance Sheets. These costs, along with the change in interest rate, were accounted for as a modification to the existing debt with no gain or loss recognized. It was subsequently determined that the actual debt issuance costs on AISF Note 1 totaled $2.1 million. The difference was applied to AISF Note 2 (defined below) and a note issued to HA (defined below) for which the debt issuance costs relate. The $2.1 million was capitalized as debt issuance costs and is being amortized over the four-year life of the note using the effective interest rate method.

In 2016, the Partnership entered into three loan agreements (“AISF Note 2, AISF Note 3, and AISF Note 4”) with GPB AISF for a total of $18.0 million and incurred debt issuance costs of $2.9 million. In 2017, the Partnership entered into two loan agreements (“AISF Note 5 and AISF Note 6”) with GPB AISF for a total of $11.8 million and incurred debt issuance costs of $2.0 million. In 2019, the Partnership entered into one loan agreement (“AISF Note 7”) with GPB AISF for $3.3 million and incurred debt issuance costs of $0.6 million.

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 was $0.4 million and $1.1 million, respectively. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 was $0.7 million and $2.2 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 was $0.2 million and $0.6 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 was $0.4 million and $1.1 million, respectively. The balance of accrued interest associated with these loans was $0.1 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Condensed Consolidated Balance Sheets.

AISF Note 1 matured in August 2020 and was repaid in full in September 2020. AISF Note 2 and AISF Note 3 matured in September 2020 and October 2020, respectively, and both were repaid in full in October 2020. AISF Note 4 was repaid in full by the Partnership prior to maturity in October 2020. AISF Note 5, AISF Note 6, and AISF Note 7 entered default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments have been deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7.

In October 2017, a subsidiary of the Partnership entered into a loan agreement with GPB Holdings II, LP, another GPB-managed partnership, for $0.7 million (the “DSR Note”). The loan bears interest at 12% annually, payable monthly in arrears. All outstanding principal and unpaid interest was originally due and payable on October 11, 2018, but was extended until June 30, 2019. As of December 31, 2019, the loan and accrued interest had not yet been repaid as a result of a repayment restriction pursuant to an amendment to a credit agreement dated June 14, 2019 (see Note 11). However, the loan continues to accrue interest at the stated rate. The outstanding note payable balance, including accrued interest, was $0.9 million and $0.9 million, as of June 30, 2021 and December 31, 2020, respectively, which is included as a component of due to related parties in the Condensed Consolidated Balance Sheets.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Notes payable - related party consisted of the following:

(Dollars in thousands)			June 30,	December 31,
Note	Face Value	Maturity Date	2021	2020
AISF Note 5	6,556	5/1/2021	6,556	6,366
AISF Note 6	5,203	11/1/2021	5,126	5,039
AISF Note 7	3,272	4/24/2023	2,946	2,871
DSR Note	652	6/30/2019	942	903
Total			15,570	15,179
Less: current portion			(12,624)	(12,308)
Total Notes payable - related party, net of current portion			$2,946	$2,871

In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022.

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operate dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.5 million and $1.4 million on June 30, 2021 and December 31, 2020, respectively, which are included as a component of due from related parties in the Condensed Consolidated Balance Sheets. The receivables as of June 30, 2021 and December 31, 2020, are gross of a $1.2 million allowance for doubtful accounts.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by an affiliate, GPB Holdings, LP totaling nil and $0.4 million, respectively. For the six months ended June 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by an affiliate, GPB Holdings, LP totaling nil and $0.9 million, respectively.

For the three months ended June 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by an affiliate, GPB Holdings II, LP totaling $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by an affiliate, GPB Holdings II, LP totaling $0.6 million and $0.9 million, respectively.

For the three months ended June 30, 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP totaling $0.3 million and $0.0 million, respectively. For the six months ended June 30, 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP totaling $0.5 million and $0.3 million, respectively.

For the three months ended June 30, 2021 and 2020, the Partnership made a distribution of redeemable non-controlling interests to be used for tax payments totaling $0.2 million and nil, respectively. For the six months ended June 30, 2021 and 2020, the Partnership made a distribution of redeemable non-controlling interests totaling $0.2 million and nil, respectively.

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and / or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and six months ended June 30, 2021 and 2020 there have been no profit allocations allocated to the Special LP.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee (“OSP”) to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations of $1.0 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

From commencement of operations through December 31, 2018, there have been various amendments in the LPA and PPM relating to the redemption terms for Limited Partners. Those changes resulted in differentiated redemption terms and calculations. Following the advice of outside legal counsel, the General Partner made the decision to apply the redemption provision that was most beneficial to the redeeming investors who made a redemption request prior to the suspension of redemptions. This analysis was completed in 2019 and based on the final calculations, if a Limited Partner was originally overpaid, the General Partner will reimburse the Partnership and will not seek to claim those funds back from the Limited Partner. During the period from August 2015 through September 2018, the Partnership overpaid applicable redeeming investors $0.3 million and underpaid applicable redeeming investors $0.3 million. The balance of the receivable from the General Partner was $0.3 million as of December 31, 2020 and was included as a component of due to related parties in the Condensed Consolidated Balance Sheets. In June 2021, the balance was repaid in full.

Guarantees

The member of the General Partner (David Gentile, “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.  The guarantee fees are amortized over the life of the loans. The unamortized portion of the guarantee fee asset of $0.1 million and $0.1 million is included as a component of other assets on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

11. Commitments and Contingencies

We, our General Partner, and our dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss. We are indemnifying officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This indemnification does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended June 30, 2021 and 2020, the Partnership recorded $1.3 million and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2021 and 2020, the Partnership recorded $2.0 million and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

With respect to all significant litigation and regulatory matters facing us, our General Partner, and our dealerships, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor

On February 11, 2021, the United States District Court Eastern District of New York appointed Joseph T. Gardemal III as the Monitor in the action SEC, as plaintiff, against the Order. Pursuant to the Order, Capital Holdings shall (i) grant the Monitor access to all non-privileged books, records and account statements for certain portfolio companies, including the Partnership, and certain funds and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor will have the authority to approve or disapprove the following actions: (i) any proposed material corporate transactions by Capital Holdings and/or Highline, the GPB-managed funds, including the Partnership, or the Portfolio Companies (as defined in the Order), or any other proposed material corporate transactions as the Monitor may, in the Monitor’s sole discretion, deem appropriate. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning proposed material transactions; (ii) any extension of credit by Capital Holdings, Highline, the GPB-managed funds, or the Portfolio Companies outside the ordinary course of business, or to a related party, as defined under the federal securities laws. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning such extensions of credit; (iii) any material change in business strategy by Capital Holdings or any of the GPB-managed funds; (iv) any material change to compensation of any executive officer, affiliate, or party of Capital Holdings or Highline; (v) any retention by Capital Holdings or Highline of any management-level professional or person (with the exception of any professional retained in connection with litigation commenced prior to this Order, over which approval shall not be required), subject to an acceptable procedure agreed to with the Monitor; (vi) any decision to resume distributions to investors in any of the GPB-managed funds, consistent with the investment objectives of the GPB-managed funds; and (vii) any decision to file, or cause to be filed, any bankruptcy or receivership petition for Capital Holdings or Highline, or for the Portfolio Companies.

The Monitor is authorized and empowered to: (i) review the finances and operations of the GPB-managed funds and, if necessary, individual Portfolio Companies and will negotiate a protocol with Capital Holdings for the review of this information; (ii) review historical corporate transactions by GPB and/or Highline, the GPB-managed funds or the Portfolio Companies, to the extent covered by Capital Holdings’ forthcoming audited financial statements and any restatements covered therein, for the purposes of executing the authority discussed above, and consistent with the authority to share any findings, documents, or information with the SEC, provided, however, the Monitor will not interfere with ongoing audits and will negotiate a protocol with Capital Holdings for the review of this information; (iii) review historical compensation of all executive officers or affiliates of Capital Holdings or Highline; (iv) review the retention of all consultants currently retained by Capital Holdings; (v) review audited financial statements of the GPB-managed funds, which Capital Holdings will promptly deliver to the Monitor upon completion; (vi) review the minutes of all meetings of all boards of directors of the Portfolio Companies, Highline, and the GPB-managed funds; (vii) review the status of all litigation involving Capital Holdings or Highline, and the status of any litigation outside the ordinary course of business involving any of the Portfolio Companies; (viii) review any commencement or settlement of any litigation involving Capital Holdings and Highline, and any commencement or settlement of any litigation outside of the ordinary course of business involving any of the Portfolio Companies; (ix) review any material changes to material leases or real estate holdings, including the signing of any new leases, the termination of leases, material changes to lease terms, or the purchase or sale of any material property by Capital Holdings, Highline, or any of the Portfolio Companies, provided, however, if the material change involves a Capital Holdings, Highline, or Portfolio Company related party or affiliate, the Monitor shall have the power to approve or disapprove of the material change; (x) review insurance policies covering Highline, Capital Holdings, and the GPB-managed funds, as well as affiliates, officers, and directors of such entities; and (xi) review promptly and approve any investor-wide communications intended to be sent by Capital Holdings to investors in the GPB-managed funds.

Within 30 days after the end of each calendar quarter, the Monitor shall file with the Court under seal or in redacted form to protect sensitive, proprietary information, and provide to the SEC and Capital Holdings, a full report reflecting (to the best of the Monitor’s knowledge as of the period covered by the report) the status of the reviews contemplated in the Order. The Order was amended on April 13, 2021, primarily to provide certain state regulators with access to such reports filed by the Monitor.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The Monitor was required to submit a report to the court within 60 days of his appointment recommending either continuation of the monitorship, converting it to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor sent a letter to the Court on April 12, 2021, recommending the monitorship be extended for 180 days. On April 14, 2021, the Court issued an amended order providing (i) that the Monitor will remain in place until terminated by order of the EDNY Court (ii) that certain state regulators will receive access to such reports filed by the Monitor.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York. No GPB fund was sued. The lawsuit alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies. On March 10, 2021, the Courted granted a motion by the U.S. Attorney’s Office for the Eastern District of New York to intervene in this litigation and to stay the SEC case until the conclusion of the related criminal case, described below.

Also, on February 4, 2021, the USAO brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash. The criminal indictment alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. The Government intends to seek criminal forfeiture.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The Complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is now stayed.

On February 4, 2021, seven State securities regulators (Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina) filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by Alabama, Georgia, Illinois, Massachusetts, Missouri, New York, and South Carolina have been stayed pending the conclusion of the related criminal case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al., Case No. 654059/2020

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant Capital, Ascendant AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions.  The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al., Case No. 656982/2019

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. The Partnership is not

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant, Case No. 652858/2020

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, aiding and abetting the breaches of fiduciary duty, breach of contract, and unjust enrichment, among other claims. Plaintiffs are seeking declaratory relief and unspecified damages, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al., Case No. 2020-0545

In July 2020, plaintiff filed a complaint against GPB, Armada Waste Management GP, LLC, Armada Waste Management, LP, the Partnership, GPB Holdings II, LP, and GPB Holdings, LP in the Delaware Court of Chancery to compel inspection of GPB’s books and records based upon specious and unsubstantiated allegations regarding GPB’s business practices, among other things. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Lance Cotton, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities, Case No. 604943/2020

In May 2020, plaintiffs filed a civil action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals, Case No. 604918/2020

In May 2020, plaintiffs filed a class action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al.), Case No. 157679/2019

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al., Case No. 2020-0402

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider, Defendants, and GPB Holdings I, and the Partnership, as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

In the current action, plaintiffs are alleging various breaches of fiduciary duty, unjust enrichment, and with regard to GPB, breach of the Partnerships’ LPAs. Plaintiffs are seeking unspecified damages, declaratory, and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II and Auto Portfolio v. GPB Capital Holdings, LLC, et al., Case No. 2020-0054

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC, Case No. 2019-1005

In December 2019, plaintiffs filed a civil action in Delaware Court of Chancery to compel inspection books and records from GPB, as general partner, and from the Partnership, GPB Holdings I, GPB Holdings II, and GPB Waste Management. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al., Case No. 30-2019-01115653-CU-FR-CJC

In December 2019, plaintiffs filed a civil action in superior court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Holdings II, the Partnership, GPB, David Gentile, Roger Anscher, William Jacoby, Jeffrey Lash, Ascendant, Trevor Carney, Jeffry Schneider, and DOES 1 - 15, inclusive. The Complaint alleges breach of contract, negligence, fraud and breach of fiduciary duty. Plaintiffs are seeking rescission, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al., Case No. 19 Civ. 1079

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (Please note that the original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.)  The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, and violations of the Texas Securities Act. The plaintiffs are seeking unspecified damages, declaratory relief, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al., Case No. 19-CV-10498

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges, among other things, fraud and material omissions and misrepresentations to induce investment. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al., Case No. 19-CV-1050

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. The plaintiffs are seeking unspecified damages and certain equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

GPB Capital Holdings, LLC et al. v. Patrick Dibre, Case No. 606417/2017

In July 2017, GPB, the Partnership, GPB Holdings I, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court against Patrick Dibre, one of their former operating partners, for breach of contract and additional claims arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment.

Both parties are currently engaged in court-supervised mediation and are negotiating a potential partial settlement. However, there can be no assurance that the parties will reach a settlement on any of the issues raised in the litigation. Any potential losses associated with this matter cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al., Case No. 650928/2021 (New York Sup. Ct)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court against GPB, certain limited partnerships for which GPB is the general partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million and a declaration that Concorde is contractually indemnified by the Defendants.

Defendants moved to dismiss Plaintiff’s Complaint at the end of May 2021. The full motion to dismiss will be filed with the Court by the end of July. Any potential losses associated with this matter cannot be estimated at this time.

Dealership Related Litigation

David Rosenberg, et al. v. GPB Prime Holdings LLC et al., Case No. 1982CV00925

In June 2019, the Former CEO of Automile, David Rosenberg brought a breach of contract action against GPB Prime and Automile Parent Holdings, LLC in Massachusetts Superior Court. In November 2019, an amended complaint naming GPB Prime, LLC, Automile Parent Holdings, LLC, Automile Holdings, LLC (“Automile”), Automile TY Holdings, LLC, David Gentile, Jeffrey Lash, Kevin Westfall, Jovan Sijan, James Prestiano, Manuel Vianna, Nico Gutierrez and Michael Frost and Automile Parent Holdings, LLC, as a nominal Defendant. The amended complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty (both direct and derivatively), aiding and abetting the breach of fiduciary duty, fraud, conspiracy, conversion, and equitable relief/specific performance.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Settlement talks with Mr. Rosenberg commenced but were halted. Mr. Rosenberg’s breach of contract claims relating to his employment agreement have been submitted to the American Arbitration Association for binding arbitration with Automile Parent Holdings, LLC.

We believe the allegations have little to no basis and will continue to vigorously oppose the claims. Any potential losses associated with this matter cannot be estimated at this time.

VWoA v. GPB Capital Holdings, LLC

On or about February 7, 2020, Volkswagen of America (“VWoA”) filed a complaint against GPB in the Southern District of New York.

VWoA seeks declaration that: (a) GPB’s change of directors entitles VWoA to the remedies agreed upon by the parties in the Business Relationship Agreement, as Amended (“BRA”), which allegedly includes a requirement for GPB to cause the divestiture of the Volkswagen dealerships owned by the Partnership upon certain events; (b) GPB’s removal and/or termination of David Rosenberg is an event under the BRA that enables VWoA to enforce the requirement that the Partnership divest all ownership interests in the dealerships; (c) GPB failed to abide by the BRA’s divestiture requirement, thus entitling VWoA to enforce the termination remedy; (d) a declaration that: (1) GPB caused, directed or permitted its dealerships to file the Arbitration Action; (2) the filing of the Arbitration Action is a breach of GPB’s covenant not to contest or sue; and (3) VWoA is entitled full enforcement of the BRA, including enforcement of its right to recoup all attorney fees and costs associated with the defense of this proceeding and the Arbitration Action, and that GPB is required to indemnify and hold VWoA harmless from any monetary damages, equitable judgments, or fees and costs resulting from any legal, administrative, or (4) equitable proceeding; (e) judgment awarding VWoA specific performance of the BRA, including ordering GPB to cause the Dealership Agreements for the Prime, Caprara, and Norwood dealerships to be terminated; (f) judgment awarding VWoA relief from the Arbitration Action, including but not limited to ordering GPB to cause the dealer to dismiss the Arbitration Action with prejudice; and (g) judgment awarding VWoA all of its attorneys’ fees and legal costs incurred in this proceeding and also in defense of VWoA’s rights regarding the Arbitration Action.

This lawsuit has been amended although it has not been filed against the Volkswagen dealerships owned by the Partnership, and is not a lawsuit against those dealerships to terminate the relevant Volkswagen Franchise Agreements. VWoA has filed this suit to try to avoid arbitration sought by the dealerships, despite VWoA’s dealership agreement having provisions to allow a dealer to seek arbitration, and to enforce alleged contract rights against the Partnership. GPB filed an answer generally denying the allegations. The parties are engaged in discovery. The Caprara Volkswagen dealership was sold for commercial reasons unrelated to this litigation in 2020. In April 2020, Saco Auto Holdings VW, LLC d/b/a Prime Volkswagen ("Prime VW"), the entity operating the Volkswagen dealership in Saco, Maine, filed a separate action before the Maine Motor Vehicle Franchise Board protesting VWoA’s efforts to cause GPB to divest the Volkswagen dealerships, which would result in the effective termination of that dealership. Consistent with the legal position being taken by GPB in the SDNY case, Prime VW contends that VWoA’s attempt to force the divestiture of the dealerships violates state law and Prime VW intends to vigorously contest VWoA’s efforts to cause the divestiture of the dealership in Maine’s Motor Vehicle Franchise Board. Plaintiffs have not tendered a monetary value on relief sought. GPB believes VWoA’s allegations have little to no basis and has been and will continue to vigorously defend itself in this matter. Any potential losses associated with this matter cannot be estimated at this time.

AMR Auto Holdings – PA, LLC d/b/a Westwood Audi v. Audi of America, Inc., an operating unit of Volkswagen Group of America, Inc.; C.A. No. 1:20-cv-10861

AMR Auto Holdings – PA, LLC (a subsidiary of the Partnership) is a Massachusetts based motor vehicle dealership with a franchise to sell and service new Audi products. This dealership entity is wholly owned by Automile Holdings, LLC. On September 16, 2019, the Board of Managers of Automile Holdings, LLC terminated its Chief Executive Officer for cause and communicated its action to the various motor vehicle manufacturers and distributors with which it or its subsidiaries have franchises, including Audi of America, Inc ("AoA"). Certain manufacturers, including AoA, raised concerns that various provisions of underlying agreements had been breached by terminating the CEO without providing prior notice and receiving prior consent from the distributor. On February 5, 2020, AoA sent a notice of termination, seeking to terminate AMR Auto Holdings-PA LLC’s franchise agreement. On April 3, 2020, AMR Auto Holdings – PA, LLC filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, protesting Audi’s notice of termination which, by agreement with Audi, stays termination of the franchise pending resolution of the lawsuit. The

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

parties have initiated, but have not completed, limited discovery, and experts have not been designated. As of July 2021, the parties are engaged in continuing discovery in the case, which should continue until March 2022. Following the end of discovery, the parties anticipate that the Court will permit them to make dispositive motions. AMR Auto Holdings – PA, LLC is and will continue to vigorously protest AoA’s notice of termination through this litigation. Any potential losses associated with this matter cannot be estimated at this time.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio companies, our industry, our beliefs and opinions, and our assumptions. Words, such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements we make regarding:

●	The declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic;
●	Our ability to generate or obtain necessary funds for working capital, capital expenditures, acquisitions, debt service payments and other purposes;
●	Our expected parts and service revenue due to, among other things, improvements in vehicle technology;
●	Manufacturers’ continued use of incentive programs to drive demand for their product offerings;
●	Our capital allocation strategy, including as it relates to acquisitions and divestitures, distributions and capital expenditures;
●	The growth of the brands that comprise our portfolio over the long-term;
●	Changes in general economic and business conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit in a rising interest rate environment, fuel prices, levels of discretionary personal income and interest rates;
●	The impact of pending governmental actions and investigations on our general partner and its ability to continue to provide management services to us;
●	Our ability to attract and retain skilled employees;
●	Adverse conditions affecting the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;
●	Changes in the mix and total number of vehicles we are able to sell;
●	High levels of competition in our industry, which may create pricing and margin pressures on our products and services;
●	Our relationships with manufacturers of the vehicles we sell and our ability to renew and enter into new framework and dealer agreements with vehicle manufacturers whose brands we sell on terms acceptable to us;
●	Our ability to resolve pending disputes with certain manufacturers that have sought to terminate our dealer agreements with them;
●	The availability of manufacturers’ dealer incentive programs and our ability to earn these incentives;
●	Failure of our management information systems or any security breaches;
●	Changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements and environmental laws;
●	Changes in, or the imposition of, new tariffs or trade restrictions on imported vehicles or parts;

●	Adverse results from litigation or other similar proceedings involving us;
●	Our ability to consummate planned acquisitions and dispositions;
●	Any disruptions in financial markets that, may impact our ability to access capital;
●	Our ability to comply with the terms of our credit facilities and forbearance agreements, the impact of financial covenants and other terms of our credit facilities and forbearance agreements on our operations and financial flexibility and our relationships with our lenders;
●	Significant disruptions in the production and delivery of vehicles and parts for any reason, including natural disasters, product recalls, work stoppages or other occurrences that are outside of our control;
●	The increased demands placed on our management and resources by the requirements of being a public entity;
●	Our ability to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); including our ability to identify and remediate material weaknesses;
●	Our ability to successfully integrate businesses we may acquire, and the possibility that any business we acquire may not perform as we expected at the time we acquired it;
●	Impairment we may be required to recognize on our goodwill and other intangible assets, which comprise a significant portion of our total assets;
●	Our ability to generate sufficient cash flow to make distributions to limited partners after payment of advisory fees and other amounts due to the general partner;
●	Conditions in the market for the purchase and sale of retail automotive dealerships that impact our acquisition strategy; and
●	The impact of actual or potential conflicts of interest between the general partner and us, and the extent to which such conflicts of interest will be ameliorated by our and the general partners’ corporate governance structure.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we use the terms the “Partnership”, “we”, “us”, “our” or “Registrant” to refer to the business of GPB Automotive Portfolio, LP and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on May 27, 2013 and commenced operations on that date. GPB Capital Holdings, LLC (“GPB”) is the Partnership’s general partner pursuant to the terms of the LPA. Pursuant to the LPA, GPB, through its affiliation with Highline, conducts and manages our business.

We own and operate retail automotive dealerships, including in most cases their related real estate, and seek to further develop their operations to increase cash flow and income from operations on behalf of the limited partners (the “Limited Partners”). We have pursued the acquisitions of additional dealerships with strong earnings and market position, although we may also have considered acquisitions of dealerships in financial distress or having a history of under-performance. However, any dealership acquisitions will require the approval of the applicable automotive manufacturers and lenders. Please see “Item 1. Legal Proceedings” in Part II for more information.

We typically acquire all or a majority of the assets of a dealership, including the manufacturer franchise rights. We generally maintain, and expect that we will have upon the completion of any future acquisitions, majority voting interests (which we define as holding 50% or more of the voting interests) and/or primary control (which means control that is greater than any other interest holder) interests in partnerships, limited liability companies or other entities that hold such existing and acquired dealerships. However, we may also acquire interests in dealerships that do not constitute either majority voting or primary control interests. We also have acquired, and may in the future acquire, the assets of dealerships through co-investments with other current or future GPB managed entities or holding companies whereby we or the other entity/holding companies will retain a majority control. We report all of our businesses as a single segment for accounting purposes based on how our Chief Operating Decision Maker (“CODM”) views the operating results and financial position of the Partnership.

Our principal business is the retail sale of automobiles in the northeastern United States. We offer a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources.

Our primary objective is to create long-term value and generate cash flow from operations for our Limited Partners by building an industry-leading automotive retail company. Our strategy is focused on creating a customer centric car buying experience, acquiring a diversified portfolio of dealerships and brands and standardizing business processes across our dealerships’ operations to create economies of scale. Our performance depends substantially on our ability to attract and retain high quality managerial talent to oversee the effective operation of our dealerships.

We own dealerships primarily in order to benefit from cash flow from operations. While we have strategically disposed of certain dealerships in the past we intend to hold our existing dealerships, and any dealerships acquired in the future, for the long-term. However, we may consider strategic transactions on an opportunistic basis, such as co-investments, a spin-off of businesses, a public listing or sale of a dealership or dealerships.

We believe the fragmented nature of dealership franchise ownership provides a significant opportunity to acquire dealerships with positive cash flow and significant profit potential. We have used, and may in the future use, debt to help finance acquisitions of dealerships, to provide a source of capital after acquisition or at times at the Partnership level, subject to the LPA. Under the terms of the LPA, we may not incur Partnership level debt exceeding the lesser of (i) 50% of the aggregate amount of gross capital raised through the sale of Units, and (ii) 50% of our gross asset value determined as of the date such indebtedness is incurred. At the current time, we are unable to acquire additional dealerships primarily due to lender restrictions in our credit facilities, and with respect to certain manufacturers, also due to framework agreements that restrict our ability to acquire dealerships selling their brands of vehicles.

In response to certain allegations brought against its General Partner as described in “Item 1. Legal proceedings” within Part II, the predecessor GPB Audit Committee commenced an independent special investigation including the retention of independent legal counsel. The Partnership assumes that, in the event settlement discussions regarding class action lawsuits or any pending regulatory investigations and complaints are unsuccessful, any liability which would require an outflow of cash from the Partnership is unlikely, but if such event did occur, the amount and timing of any such payment is not estimable at this time.

Based on the numerous complex issues at play, GPB anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the inevitable slowdown due to the ongoing pandemic, some or all of these matters may not be resolved for several years.

Nevertheless, in the event any cash outflows are eventually required to be made, they would more likely than not be required to come from the General Partner rather than from the Partnership.

RESULTS OF OPERATIONS

The Partnership’s core strategy is to own automotive dealerships and maximize value to the Limited Partners. Our dealership operations are organized into geographic market-based dealership groups. Our CODM has been determined to be the members of our automotive strategy team and are employees of GPB and Highline. We report all of our business operations as a single segment for accounting purposes based on the financial information that is available and reviewed by the CODM in deciding how to allocate resources and in assessing performance of the Partnership. The CODM does not actively participate in the day-to-day operations of the dealerships.

The following table summarizes the results of our operations for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands)	Three Months Ended June 30,		2021		Six Months Ended June 30,		2021
				%				%
			Increase	Increase			Increase	Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Revenues:
New vehicle retail sales	$304,392	$285,419	$18,973	6.6%	$578,986	$566,922	$12,064	2.1%
Used vehicle retail sales	162,991	158,937	4,054	2.6%	316,972	322,778	(5,806)	(1.8)%
Used vehicle wholesale sales	28,433	17,628	10,805	61.3%	50,906	43,867	7,039	16.0%
Service, body, and parts sales	59,491	54,290	5,201	9.6%	115,781	132,562	(16,781)	(12.7)%
Finance and insurance sales	25,038	25,405	(367)	(1.4)%	46,493	46,396	97	0.2%
Total revenues	580,345	541,679	38,666	7.1%	1,109,138	1,112,525	(3,387)	(0.3)%
Gross profit:
New vehicle retail	29,489	15,387	14,102	91.6%	50,402	29,885	20,517	68.7%
Used vehicle retail	14,969	10,390	4,579	44.1%	24,470	20,601	3,869	18.8%
Used vehicle wholesale	3,801	1,447	2,354	162.7%	5,999	1,093	4,906	448.9%
Service, body, and parts	34,186	28,115	6,071	21.6%	66,197	72,649	(6,452)	(8.9)%
Finance and insurance	25,038	25,405	(367)	(1.4)%	46,493	46,396	97	0.2%
Total gross profit	107,483	80,744	26,739	33.1%	193,561	170,624	22,937	13.4%

Gross profit margin percentage:
New vehicle retail	9.7%	5.4%	4.3%		8.7%	5.3%	3.4%
Used vehicle retail	9.2%	6.5%	2.7%		7.7%	6.4%	1.3%
Used vehicle wholesale	13.4%	8.2%	5.2%		11.8%	2.5%	9.3%
Service, body, and parts	57.5%	51.8%	5.7%		57.2%	54.8%	2.4%
Finance and insurance	100.0%	100.0%	—%		100.0%	100.0%	—%
Total gross profit margin	18.5%	14.9%	3.6%		17.5%	15.3%	2.2%

Operating expenses	80,153	74,496	5,657	7.6%	159,597	166,768	(7,171)	(4.3)%
Operating income	27,330	6,248	21,082	337.4%	33,964	3,856	30,108	780.8%
Total other income (expense), net	6,000	(9,131)	15,131	165.7%	12,381	(18,949)	31,330	165.3%
Net income (loss)	$33,330	$(2,883)	$36,213	1,256.1%	$46,345	(15,093)	61,438	407.1%

Acquisitions and Dispositions

Acquisitions

Growth through acquisitions has been a key component of our long-term strategy that enabled us to increase our network of locations, support maintaining a diverse franchise and geographic mix and improve our ability to serve customers through wider selection and improved proximity. Within our targeted geographic market in the northeastern United States, our acquisition strategy was to focus on brands which we believe can generate solid returns and provide diversification to our existing dealership portfolio. We have acquired interests in individual dealerships and groups of dealerships.

For the three months and six months ended June 30, 2021 and 2020, the Partnership did not acquire any dealerships.

Dispositions

Additionally, the Partnership has disposed of certain dealerships outside of our geographic focus.

Net proceeds received from dispositions, as well as other certain disposition-related information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Number of dealerships disposed	2	—	5	—
Number of franchises disposed	2	—	5	—
Net proceeds from disposition of dealerships	$6,570	$—	$40,640	$—

Comparison of the three months ended June 30, 2021 and 2020

Revenues

For the three months ended June 30, 2021 and 2020, the Partnership generated revenues of $580.3 million and $541.7 million, respectively. This represents an increase of $38.6 million, or 7.1%, in total revenues across all revenue streams.

The increase in total revenue, across all revenue streams, was primarily attributed to 172.9 million in incremental revenue attributed to our existing dealerships, as a result of increased demand after the peak of the COVID-19 pandemic. This was offset by the Partnership’s disposition of three of its dealership groups, FX Caprara Group (“FX Caprara”), Ron Carter Group (“Ron Carter”), and KRAG in September and October 2020, which accounted for revenue reductions of $32.0 million, $42.4 million, and $59.7 million, respectively totaling $134.1 million.

Gross Profit

For the three months ended June 30, 2021 and 2020, our gross profit was $107.5 million and $80.7 million, and our gross profit margin was 18.5% and 14.9%, respectively. This represents an increase of $26.8 million, or 33.1%, in total gross profit across all revenue streams and an increase in gross profit margin of 3.6 percentage points.

The increase in gross profit was attributed to the increase in revenue from same store dealerships which accounted for a gross profit increase of $44.8 million. This was offset by a reduction in revenue from the Partnership’s disposition of the FX Caprara, Ron Carter, and KRAG dealerships which reduced gross profit by $18.0 million. The increase in profit margin for the three months ended June 30, 2021 in comparison to 2020, can be explained by the demand in the automotive industry after the three month period of reduced sales activity during the COVID-19 pandemic from March to June 2020. COVID-19 shut down many manufacturers for a period of time, and as a result inventory was lower, thus creating more demand and higher prices which drove up the profit margin on sales. This was coupled with an increase in used vehicle wholesale driven by demand for used vehicles due to shortages in new vehicle inventory, resulting in higher per unit prices.

Operating Expenses

For the three months ended June 30, 2021 and 2020, operating expenses were $80.2 million and $74.5 million, respectively. This represents an increase of $5.7 million or 7.6%.

This increase in operating expenses is primarily attributed to selling, general and administrative expenses increasing $8.0 million as a result of additional expenses primarily related to incremental sales commissions of $22.0 million in 2021 compared to 2020 because of COVID-19 closures. This was offset by a $14.7 million reduction in selling, general and administrative expenses as a result of the disposition of the FX Caprara, Ron Carter and KRAG dealership groups.

Operating Income

For the three months ended June 30, 2021 and 2020, operating income was $27.3 million and $6.2 million, respectively. This represents an increase of $21.1 million, or 337.4%

This increase is explained by an increase in gross profit of $26.8 million offset by an increase in operating expenses of $5.7 million as described above.

Other Income (Expense), net

For the three months ended June 30, 2021 and 2020, other income (expense), net was $6.0 million and $(9.1) million, respectively. This represents an increase of $15.1 million, or 165.7%.

This increase in net other income is primarily attributed to the forgiveness of Paycheck Protection Program (“PPP”) loans of $8.8 million in the three month period ended June 30, 2021. This is coupled with a decrease of floorplan interest expense and interest expense of $4.0 million as a result of the disposition of FX Caprara, Ron Carter and KRAG dealership groups and a COVID-19 related inventory supply chain shortage for the remaining dealerships. In addition, the decrease is also attributable to a reduction in the Partnership’s interest expense to related parties totaling $1.1 million as a result of notes maturing in 2020.

Net Income (Loss)

As a result of the above factors, our overall net income was $33.3 million for the three months ended June 30, 2021, as compared to a net loss of $(2.9) million for the three months ended June 30, 2020. This represents an increase of $36.2 million or 1,256.1%.

This increase is primarily explained by the increase in operating income of $21.1 million and other income (expense), net of $15.1 million.

Comparison of the six months ended June 30, 2021 and 2020

Revenues

For the six months ended June 30, 2021 and 2020, the Partnership generated revenues of $1,109.1 million and $1,112.5 million, respectively. This represents a decrease of $3.4 million, or 0.3%, in total revenue across all revenue streams.

This decrease in total revenue, across all revenue streams, was primarily attributed to the Partnership disposing of three of its dealership groups, FX Caprara, Ron Carter, and KRAG, in September and October 2020 totaling $68.1 million, $91.6 million, and $112.3 million in revenue, respectively, year over year. These reductions were offset by $268.6 million in incremental revenue attributed to our remaining dealerships, as a result of increased demand after the peak of the COVID-19 pandemic.

Gross Profit

For the six months ended June 30, 2021 and 2020, our gross profit was $193.6 million and $170.6 million, and our gross profit margin was 17.5% and 15.3%, respectively. This represents an increase of $23.0 million, or 13.4%, in total gross profit across all revenue streams and an increase in gross profit margin of 2.2 percentage points.

The increase in gross profit was driven by the increase in revenue from same store dealerships which accounted for a gross profit increase of $59.2 million. This increase was offset by the reduced gross profit of  $35.4 million as a result of the Partnership’s disposition of the FX Caprara, Ron Carter, and KRAG dealerships. The increase in profit margin for the six months ended June 30, 2021 in comparison to 2020, can be explained by the demand in the automotive industry after the three month period of reduced sales activity during the COVID-19 pandemic from March to June 2020. COVID-19 shut down many manufacturers for a period of time, and as a result inventory was lower, thus creating more demand and higher prices which drove up the profit margin on sales. This was coupled with an increase in used vehicle wholesale driven by demand for used vehicles due to shortages in new vehicle inventory, resulting in higher per unit prices.

Operating Expenses

For the six months ended June 30, 2021 and 2020, operating expenses were $159.6 million and $166.8 million, respectively. This represents a decrease of $7.2 million, or 4.3%.

Selling, general and administrative expenses decreased due the disposition of the FX Caprara, Ron Carter, and KRAG dealership groups totaling $10.3 million, $8.0 million, and $16.0 million, respectively, year over year. This was offset by an increase of $17.3 million in remaining dealership expenses as a result of increased sales commissions related to revenue increases coupled with the incremental compensation from 1,000 furloughed employees directly related to the COVID-19 pandemic in April 2020 whom have now returned to work. In addition, there was an increase in professional fees of $4.7 million primarily related to legal indemnification and audit fees.

Operating Income (Loss)

For the six months ended June 30, 2021 and 2020, operating income was $34.0 million and $3.9  million, respectively. This represents an increase of $30.1 million, or 780.8%

This increase is explained by an increase in gross profit of $23.0 coupled with a decrease in operating expenses of $7.2 million as described above.

Other Income (Expense), net

For the six months ended June 30, 2021 and 2020, other income (expense), net was $12.4 million and $(18.9) million, respectively. This represents an increase in income of $31.3 million, or 165.3%.

This increase is primarily explained by $19.3 million of PPP Loan forgiveness income. This was coupled with a reduction in floorplan interest expense and interest expense totaling $8.1 million directly attributed to the dispositions of FX Caprara, Ron Carter, and KRAG and COVID-19 related inventory supply chain shortage for the remaining dealerships. In addition, the increase is also attributable to a reduction in the Partnership’s interest expense to related parties totaling $2.2 million as a result of notes maturing in 2020.

Net (Income) Loss

As a result of the above factors, our overall net income was $46.3 million for the six months ended June 30, 2021 as compared to a loss of $(15.1) million for the six months ended June 30, 2020. This represents an increase of $61.4 million, or 407.1%.

This increase is primarily explained by the increase in operating income of $30.1 million and other income (expense), net of $31.3 million.

Liquidity and Capital Resources

We manage our liquidity and capital resources to fund our operating, investing and financing activities. In 2018, we primarily relied on raising capital from Limited Partners in the amounts of $185.4 million. Capital raising activities were suspended in June 2018. Subsequently, the Partnership relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Remaining funds can be used for acquisitions, debt retirement, distributions and general business purposes.

We continually evaluate our liquidity and capital resources based upon (i) our cash on hand at the Partnership and its subsidiaries, (ii) the cash flow that we expect to generate through future operations, (iii) current and expected borrowing availability under GPB Prime’s credit agreement with M&T Bank Corporation, as amended (the “M&T Credit Agreement”), as further defined below, and our subsidiaries’ other floorplan facilities, (iv) amounts in our subsidiaries’ new vehicle floorplan notes payable offset accounts, (v) compliance with applicable loan covenants at our subsidiaries and the ability to access unrestricted cash, (vi) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, financings, acquisitions, dispositions, equity and/or debt repurchases, distributions and/or redemptions, or other capital expenditures, and (vii) the potential impact of a negative outcome with regard to class action lawsuits and other pending litigation.

The Partnership’s subsidiaries are party to financing agreements with M&T Bank (as part of an eight member syndicate), J.P. Morgan Chase (“Chase”), Ford Motor Credit Company (“FMCC”), Ally Bank and Ally Financial (“Ally”), GM Financial (“GMF”), and Truist Financial (formerly Branch Banking and Trust Partnership) for the purpose of financing the purchase of new, used and loaner vehicles for certain brands, in addition to providing operational liquidity in the form of mortgages and term debt.

The maximum financing available under these agreements was $286.0 million and $362.1 million, for new vehicles, including loaner vehicles, and $61.8 million and $50.3 million, for used vehicles, as of June 30, 2021 and December 31, 2020,  respectively. Financing available for new vehicles, including loaner vehicles, and used vehicles combined is $185.4 million and $131.5 million as of June 30, 2021 and December 31, 2020, respectively. Amounts outstanding under these agreements may at times exceed the stated limits on a temporary basis. Interest rates are based on the U.S. Prime Rate or the LIBOR plus an applicable margin. The interest rates ranged from 1.45% to 3.25% on June 30, 2021 and 1.49% to 3.75% on December 31, 2020. One of the floorplan agreements with GMF is guaranteed by the Member of GPB and the Partnership. Certain of the agreements have financial covenants relating to maximum leverage ratios and fixed charge coverage ratios. These covenants limit, among other things, our ability to incur certain additional debt and make certain payments, including distributions to shareholders.

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

Upon issuance of the Partnership’s most recent audited financial statements as of and for the year ended December 31, 2020, Management had determined that the following factors existed that raised substantial doubt about the Partnership’s ability to continue as a going concern:

●As of December 31, 2020, the Partnership and its subsidiaries had total cash and restricted cash of $135.4 million, of which $3.5 million was held directly by and available to satisfy general obligations of the Partnership. Included in total cash on hand was $26.9 million held by certain subsidiaries of the Partnership that was available for use and upstreaming without restriction. The balance of $105.0 million was held by GPB Prime Holdings, LLC (“GPB Prime”), (the Partnership’s largest subsidiary) and was restricted to use and upstreaming to the Partnership pursuant to restrictions imposed by its lender. At December 31, 2020, obligations of the Partnership and its subsidiaries, excluding GPB Prime, due within one year exceeded its available cash on hand.
●The Partnership relies on its ability to upstream funds from its operating subsidiaries to meet its obligations in the normal course of business and also to allocate to other subsidiaries in need. The Partnership and GPB Prime are party to financing agreements with M&T Bank as part of an eight-member credit syndication (the M&T Credit Agreement). Borrowings under the M&T Credit Agreement are available for the purposes of financing the purchase of new, used and loaner vehicles, and for providing operational liquidity in the form of mortgages and term debt. Amendments to the M&T Credit Agreement dated September 21, 2018 and June 14, 2019 restricted GPB Prime’s ability to pay distributions, make additional requests for delayed draw loans, make any additional acquisitions (other than those already in process at that date) greater than $2.0 million, or to make any distribution to the Partnership as well as pay any put, redemption, or equity recapture options or agreements to any person. Our ability to meet our obligations over the shorter and longer term is dependent upon freeing up the restrictions that currently do not allow the upstreaming of funds from certain of our operating subsidiaries and negotiating extensions or replacement of our subsidiaries’ financing arrangements.
●GPB Prime’s M&T Credit Agreement was set to expire and become fully due and payable in February 2022.

The M&T Credit Agreement was Amended and Restated (Eleventh Amendment) on June 24, 2021. This Eleventh Amendment alleviated the conditions which previously caused management to conclude that substantial doubt existed about the Partnership’s ability to continue as a going concern. Specifically, the Eleventh Amendment provides for the following amended terms:

●The Partnership is entitled to a distribution of up to approximately $10.0 million previously restricted cash held at GPB Prime. Additionally, as of June 30, 2021, $3.7 million of cash was directly held and available to the Partnership to satisfy its general obligations.
●The maturity date of the M&T Credit Agreement was extended from February 24, 2022 until December 31, 2022.

Based on these amended terms, and the improved liquidity they provide the Partnership, Management concludes that it will have sufficient liquidity to meet its financial obligations for the period of at least 12 months from August 26, 2021 (management’s assessment date), and therefore further concludes that there is no longer substantial doubt about the Partnership’s ability to continue as a going concern.

Six months ended June 30, 2021 compared to June 30, 2020

On June 30, 2021, the Partnership had cash and restricted cash of approximately $144.4 million as compared to approximately $157.7 million as of June 30, 2020 representing a decrease of $13.3 million. This decrease can be explained by net cash provided by operating activities of $134.2 million, primarily attributed to a decrease in inventory of $92.3 million related to the ongoing chip-shortage in 2021 and net income of $46.3 million; cash provided by investing activities of $77.0 million is primarily attributed to proceeds from the disposition of dealerships and property and equipment of $88.6 million; offset by net cash used in financing activities of $202.2 million, primarily attributed to the pay down of long-term debt of $97.4 million related to the dealership and property and equipment sales and the reduction of floorplan debt, non-trade, net of $101.9 million as a result of sales of existing inventory not being replenished due to an inventory shortage. On June 30, 2021, our working capital was $109.3 million.

Cash provided by operating activities decreased from $161.4 million for the six months ended June 30, 2020 to $134.2 million for the six months ended June 30, 2021. This decrease of $27.2 million is primarily attributed to a reduced change in inventory of $49.0 million due to 2020 manufacturer shut-downs resulting from the COVID-19 pandemic. This was offset by a $19.3 million increase of PPP loan forgiveness.

Cash from investing activities increased from net cash used of $1.1 million for the six months ended June 30, 2020 to net cash provided of $77.0 million for the six months ended June 30, 2021. This increase of $78.1 million is primarily attributed to proceeds from the disposal of dealerships and related real estate for the six months ended June 30, 2021 compared to none for the six months ended June 30, 2020.

Cash used in financing activities increased from $70.3 million for the six months ended June 30, 2020 to $202.2 million for the six months ended June 30, 2021. This increase of $131.9 million is primarily attributed to the pay down of long-term debt and floor plan debt, non-trade, in 2021.

Contractual Payment Obligation

As of June 30, 2021, there have been no material changes to the contractual payment obligations table included in the Form 10/A filed with the Securities and Exchange Commission on August 13, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of June 30, 2021, there have been no material changes to the critical accounting estimates included in the Form 10/A filed with the Securities and Exchange Commission on August 13, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Registration Statement on Form10/A, which was filed with the Securities and Exchange Commission on August 14, 2021.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of the three and six months ended June 30, 2021, due to the existence of the material weaknesses in the Partnership’s internal control over financial reporting described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our condensed consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Partnership’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC.

Internal Control over Financial Reporting

Material Weaknesses

In connection with the filing of our Form 10, we have concluded that there are pervasive material weaknesses in our system of internal control over financial reporting (“IFCR”), which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

We have identified weaknesses, or a combination of significant deficiencies, relating to risk assessment, control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses are attributed, in part, to the Partnership acquiring groups of dealerships with different systems and processes in place and the challenge of effectively placing them under one control umbrella.

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. With respect to the material weakness pertaining to risk assessment, control activities and monitoring of the control environment components of the Internal Control - Integrated Framework (1992) issued by COSO, management is in the process of developing and implementing remediation plans to address these material weaknesses. Such plans will include, among other things:

●	hiring experienced professionals trained in developing and maintaining effective internal control environments,

●	establishing a hierarchy of review with the appropriate complement of management employees,
●	implementing intensive review policies and procedures conducted at an appropriate level of precision, and
●	monitoring the operation of third party service provider user controls to ensure they are operating effectively.

Management believes the measures described above and others that will be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve ICFR, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in internal control over financial reporting

Other than the remediation plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three and six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls, procedures, and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Commitments and Contingencies

We, our General Partner, and our dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss. We are indemnifying officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This indemnification does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended June 30, 2021 and 2020, the Partnership recorded $1.3 million and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2021 and 2020, the Partnership recorded $2.0 million and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

With respect to all significant litigation and regulatory matters facing us, our General Partner, and our dealerships, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor

On February 11, 2021, the United States District Court Eastern District of New York appointed Joseph T. Gardemal III as the Monitor in the action SEC, as plaintiff, against the Order. Pursuant to the Order, Capital Holdings shall (i) grant the Monitor access to all non-privileged books, records and account statements for certain portfolio companies, including the Partnership, and certain funds and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor will have the authority to approve or disapprove the following actions: (i) any proposed material corporate transactions by Capital Holdings and/or Highline, the GPB-managed funds, including the Partnership, or the Portfolio Companies (as defined in the Order), or any other proposed material corporate transactions as the Monitor may, in the Monitor’s sole discretion, deem appropriate. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning proposed material transactions; (ii) any extension of credit by Capital Holdings, Highline, the GPB-managed funds, or the Portfolio Companies outside the ordinary course of business, or to a related party, as defined under the federal securities laws. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning such extensions of credit; (iii) any material change in business strategy by Capital Holdings or any of the GPB-managed funds; (iv) any material change to compensation of any executive officer, affiliate, or party of Capital Holdings or Highline; (v) any retention by Capital Holdings or Highline of any management-level professional or person (with the exception of any professional retained in connection with litigation commenced prior to this Order, over which approval shall not be required), subject to an acceptable procedure agreed to with the Monitor; (vi) any decision to resume distributions to investors in any of the GPB-managed funds, consistent with the investment objectives of the GPB-managed funds; and (vii) any decision to file, or cause to be filed, any bankruptcy or receivership petition for Capital Holdings or Highline, or for the Portfolio Companies.

PART II - OTHER INFORMATION

The Monitor is authorized and empowered to: (i) review the finances and operations of the GPB-managed funds and, if necessary, individual Portfolio Companies and will negotiate a protocol with Capital Holdings for the review of this information; (ii) review historical corporate transactions by GPB and/or Highline, the GPB-managed funds or the Portfolio Companies, to the extent covered by Capital Holdings’ forthcoming audited financial statements and any restatements covered therein, for the purposes of executing the authority discussed above, and consistent with the authority to share any findings, documents, or information with the SEC, provided, however, the Monitor will not interfere with ongoing audits and will negotiate a protocol with Capital Holdings for the review of this information; (iii) review historical compensation of all executive officers or affiliates of Capital Holdings or Highline; (iv) review the retention of all consultants currently retained by Capital Holdings; (v) review audited financial statements of the GPB-managed funds, which Capital Holdings will promptly deliver to the Monitor upon completion; (vi) review the minutes of all meetings of all boards of directors of the Portfolio Companies, Highline, and the GPB-managed funds; (vii) review the status of all litigation involving Capital Holdings or Highline, and the status of any litigation outside the ordinary course of business involving any of the Portfolio Companies; (viii) review any commencement or settlement of any litigation involving Capital Holdings and Highline, and any commencement or settlement of any litigation outside of the ordinary course of business involving any of the Portfolio Companies; (ix) review any material changes to material leases or real estate holdings, including the signing of any new leases, the termination of leases, material changes to lease terms, or the purchase or sale of any material property by Capital Holdings, Highline, or any of the Portfolio Companies, provided, however, if the material change involves a Capital Holdings, Highline, or Portfolio Company related party or affiliate, the Monitor shall have the power to approve or disapprove of the material change; (x) review insurance policies covering Highline, Capital Holdings, and the GPB-managed funds, as well as affiliates, officers, and directors of such entities; and (xi) review promptly and approve any investor-wide communications intended to be sent by Capital Holdings to investors in the GPB-managed funds.

Within 30 days after the end of each calendar quarter, the Monitor shall file with the Court under seal or in redacted form to protect sensitive, proprietary information, and provide to the SEC and Capital Holdings, a full report reflecting (to the best of the Monitor’s knowledge as of the period covered by the report) the status of the reviews contemplated in the Order. The Order was amended on April 13, 2021, primarily to provide certain state regulators with access to such reports filed by the Monitor.

The Monitor was required to submit a report to the court within 60 days of his appointment recommending either continuation of the monitorship, converting it to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor sent a letter to the Court on April 12, 2021, recommending the monitorship be extended for 180 days. On April 14, 2021, the Court issued an amended order providing (i) that the Monitor will remain in place until terminated by order of the EDNY Court (ii) that certain state regulators will receive access to such reports filed by the Monitor.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York. No GPB fund was sued. The lawsuit alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies. On March 10, 2021, the Courted granted a motion by the U.S. Attorney’s Office for the Eastern District of New York to intervene in this litigation and to stay the SEC case until the conclusion of the related criminal case, described below.

Also, on February 4, 2021, the USAO brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash. The criminal indictment alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. The Government intends to seek criminal forfeiture.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The Complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is now stayed.

PART II - OTHER INFORMATION

On February 4, 2021, seven State securities regulators (Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina) filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by Alabama, Georgia, Illinois, Massachusetts, Missouri, New York, and South Carolina have been stayed pending the conclusion of the related criminal case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al., Case No. 654059/2020

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant Capital, Ascendant AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions.  The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al., Case No. 656982/2019

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant, Case No. 652858/2020

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, aiding and abetting the breaches of fiduciary duty, breach of contract, and unjust enrichment, among other claims. Plaintiffs are seeking declaratory relief and unspecified damages, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al., Case No. 2020-0545

In July 2020, plaintiff filed a complaint against GPB, Armada Waste Management GP, LLC, Armada Waste Management, LP, the Partnership, GPB Holdings II, LP, and GPB Holdings, LP in the Delaware Court of Chancery to compel inspection of GPB’s books and records based upon specious and unsubstantiated allegations regarding GPB’s business practices, among other things. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Lance Cotton, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities, Case No. 604943/2020

In May 2020, plaintiffs filed a civil action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that

PART II - OTHER INFORMATION

defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals, Case No. 604918/2020

In May 2020, plaintiffs filed a class action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al.), Case No. 157679/2019

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al., Case No. 2020-0402

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider, Defendants, and GPB Holdings I, and the Partnership, as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

In the current action, plaintiffs are alleging various breaches of fiduciary duty, unjust enrichment, and with regard to GPB, breach of the Partnerships’ LPAs. Plaintiffs are seeking unspecified damages, declaratory, and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II and Auto Portfolio v. GPB Capital Holdings, LLC, et al., Case No. 2020-0054

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC, Case No. 2019-1005

In December 2019, plaintiffs filed a civil action in Delaware Court of Chancery to compel inspection books and records from GPB, as general partner, and from the Partnership, GPB Holdings I, GPB Holdings II, and GPB Waste Management. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

PART II - OTHER INFORMATION

Mary Purcell, et al. v. GPB Holdings II, LP, et al., Case No. 30-2019-01115653-CU-FR-CJC

In December 2019, plaintiffs filed a civil action in superior court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Holdings II, the Partnership, GPB, David Gentile, Roger Anscher, William Jacoby, Jeffrey Lash, Ascendant, Trevor Carney, Jeffry Schneider, and DOES 1 - 15, inclusive. The Complaint alleges breach of contract, negligence, fraud and breach of fiduciary duty. Plaintiffs are seeking rescission, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al., Case No. 19 Civ. 1079

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (Please note that the original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.)  The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, and violations of the Texas Securities Act. The plaintiffs are seeking unspecified damages, declaratory relief, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al., Case No. 19-CV-10498

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges, among other things, fraud and material omissions and misrepresentations to induce investment. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al., Case No. 19-CV-1050

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. The plaintiffs are seeking unspecified damages and certain equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

GPB Capital Holdings, LLC et al. v. Patrick Dibre, Case No. 606417/2017

In July 2017, GPB, the Partnership, GPB Holdings I, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court against Patrick Dibre, one of their former operating partners, for breach of contract and additional claims arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment.

Both parties are currently engaged in court-supervised mediation and are negotiating a potential partial settlement. However, there can be no assurance that the parties will reach a settlement on any of the issues raised in the litigation. Any potential losses associated with this matter cannot be estimated at this time.

PART II - OTHER INFORMATION

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al., Case No. 650928/2021 (New York Sup. Ct)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court against GPB, certain limited partnerships for which GPB is the general partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million and a declaration that Concorde is contractually indemnified by the Defendants.

Defendants moved to dismiss Plaintiff’s Complaint at the end of May 2021. The full motion to dismiss will be filed with the Court by the end of July. Any potential losses associated with this matter cannot be estimated at this time.

Dealership Related Litigation

David Rosenberg, et al. v. GPB Prime Holdings LLC et al., Case No. 1982CV00925

In June 2019, the Former CEO of Automile, David Rosenberg brought a breach of contract action against GPB Prime and Automile Parent Holdings, LLC in Massachusetts Superior Court. In November 2019, an amended complaint naming GPB Prime, LLC, Automile Parent Holdings, LLC, Automile Holdings, LLC (“Automile”), Automile TY Holdings, LLC, David Gentile, Jeffrey Lash, Kevin Westfall, Jovan Sijan, James Prestiano, Manuel Vianna, Nico Gutierrez and Michael Frost and Automile Parent Holdings, LLC, as a nominal Defendant. The amended complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty (both direct and derivatively), aiding and abetting the breach of fiduciary duty, fraud, conspiracy, conversion, and equitable relief/specific performance.

Settlement talks with Mr. Rosenberg commenced but were halted. Mr. Rosenberg’s breach of contract claims relating to his employment agreement have been submitted to the American Arbitration Association for binding arbitration with Automile Parent Holdings, LLC.

We believe the allegations have little to no basis and will continue to vigorously oppose the claims. Any potential losses associated with this matter cannot be estimated at this time.

VWoA v. GPB Capital Holdings, LLC

On or about February 7, 2020, Volkswagen of America (“VWoA”) filed a complaint against GPB in the Southern District of New York.

VWoA seeks declaration that: (a) GPB’s change of directors entitles VWoA to the remedies agreed upon by the parties in the Business Relationship Agreement, as Amended (“BRA”), which allegedly includes a requirement for GPB to cause the divestiture of the Volkswagen dealerships owned by the Partnership upon certain events; (b) GPB’s removal and/or termination of David Rosenberg is an event under the BRA that enables VWoA to enforce the requirement that the Partnership divest all ownership interests in the dealerships; (c) GPB failed to abide by the BRA’s divestiture requirement, thus entitling VWoA to enforce the termination remedy; (d) a declaration that: (1) GPB caused, directed or permitted its dealerships to file the Arbitration Action; (2) the filing of the Arbitration Action is a breach of GPB’s covenant not to contest or sue; and (3) VWoA is entitled full enforcement of the BRA, including enforcement of its right to recoup all attorney fees and costs associated with the defense of this proceeding and the Arbitration Action, and that GPB is required to indemnify and hold VWoA harmless from any monetary damages, equitable judgments, or fees and costs resulting from any legal, administrative, or (4) equitable proceeding; (e) judgment awarding VWoA specific performance of the BRA, including ordering GPB to cause the Dealership Agreements for the Prime, Caprara, and Norwood dealerships to be terminated; (f) judgment awarding VWoA relief from the Arbitration Action, including but not limited to ordering GPB to cause the dealer to dismiss the Arbitration Action with prejudice; and (g) judgment awarding VWoA all of its attorneys’ fees and legal costs incurred in this proceeding and also in defense of VWoA’s rights regarding the Arbitration Action.

This lawsuit has been amended although it has not been filed against the Volkswagen dealerships owned by the Partnership, and is not a lawsuit against those dealerships to terminate the relevant Volkswagen Franchise Agreements. VWoA has filed this suit to try to avoid arbitration sought by the dealerships, despite VWoA’s dealership agreement having provisions to allow a dealer to seek arbitration, and to enforce alleged contract rights against the Partnership. GPB filed an answer generally denying the allegations. The parties are engaged in discovery. The Caprara Volkswagen dealership was sold for commercial reasons unrelated to this litigation in 2020. In April 2020,

PART II - OTHER INFORMATION

Saco Auto Holdings VW, LLC d/b/a Prime Volkswagen ("Prime VW"), the entity operating the Volkswagen dealership in Saco, Maine, filed a separate action before the Maine Motor Vehicle Franchise Board protesting VWoA’s efforts to cause GPB to divest the Volkswagen dealerships, which would result in the effective termination of that dealership. Consistent with the legal position being taken by GPB in the SDNY case, Prime VW contends that VWoA’s attempt to force the divestiture of the dealerships violates state law and Prime VW intends to vigorously contest VWoA’s efforts to cause the divestiture of the dealership in Maine’s Motor Vehicle Franchise Board. Plaintiffs have not tendered a monetary value on relief sought. GPB believes VWoA’s allegations have little to no basis and has been and will continue to vigorously defend itself in this matter. Any potential losses associated with this matter cannot be estimated at this time.

AMR Auto Holdings – PA, LLC d/b/a Westwood Audi v. Audi of America, Inc., an operating unit of Volkswagen Group of America, Inc.; C.A. No. 1:20-cv-10861

AMR Auto Holdings – PA, LLC (a subsidiary of the Partnership) is a Massachusetts based motor vehicle dealership with a franchise to sell and service new Audi products. This dealership entity is wholly owned by Automile Holdings, LLC. On September 16, 2019, the Board of Managers of Automile Holdings, LLC terminated its Chief Executive Officer for cause and communicated its action to the various motor vehicle manufacturers and distributors with which it or its subsidiaries have franchises, including Audi of America, Inc ("AoA"). Certain manufacturers, including AoA, raised concerns that various provisions of underlying agreements had been breached by terminating the CEO without providing prior notice and receiving prior consent from the distributor. On February 5, 2020, AoA sent a notice of termination, seeking to terminate AMR Auto Holdings-PA LLC’s franchise agreement. On April 3, 2020, AMR Auto Holdings – PA, LLC filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, protesting Audi’s notice of termination which, by agreement with Audi, stays termination of the franchise pending resolution of the lawsuit. The parties have initiated, but have not completed, limited discovery, and experts have not been designated. As of July 2021, the parties are engaged in continuing discovery in the case, which should continue until March 2022. Following the end of discovery, the parties anticipate that the Court will permit them to make dispositive motions. AMR Auto Holdings – PA, LLC is and will continue to vigorously protest AoA’s notice of termination through this litigation. Any potential losses associated with this matter cannot be estimated at this time.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters.

Item 1A. Risk Factors

We have described in the Form 10/A, under “Risk Factors” in Item 1A, the primary risks related to our business and securities. There have been no material changes to the risk factors disclosed in the Form 10/A filed with the Securities and Exchange Commission on August 14, 2021.

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds

None.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.12

Eleventh Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated June 2021. (incorporated by reference to Exhibit 10.12 filed with the Partnership’s Registration Statement on Form 10 filed on August 16, 2021).

31.1

Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial and Accounting Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

GPB Automotive Portfolio, LP
(Registrant)

	By:	/s/ Michael Frost
Michael Frost
President Highline Management Inc
(Principal Executive Officer)

	By:	/s/ Robert Chmiel
Robert Chmiel

Chief Financial Officer
(Principal Financial and Accounting
Officer)
Date: August 26, 2021