Form 10-Q
period 2021-09-30
GPB Automotive Portfolio, LP
filed 2021-11-15
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash	$148,155	$120,985
Contracts in transit	17,840	38,464
Receivables, net of allowance for doubtful accounts	19,889	36,441
Assets held for sale	3,396	94,532
Due from related parties, current portion	4,929	4,943
Inventories	128,895	260,116
Leased rental/service vehicles	10,755	12,463
Prepaid expenses and other current assets	19,000	11,814
Total current assets	352,859	579,758
Non-current assets:
Restricted cash, net of current portion	14,322	14,427
Property and equipment, net	238,605	248,613
Goodwill	142,065	142,065
Franchise rights	126,139	126,139
Right-of-use assets - operating	47,725	51,479
Right-of-use assets - finance	24,468	25,953
Other assets	12,617	10,538
Total non-current assets	605,941	619,214
Total assets	$958,800	$1,198,972

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Continued)

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
Liabilities and Partners’ Capital
Liabilities:
Current liabilities:
Floorplan payable	$104,040	$280,953
Accounts payable	32,640	35,246
Accrued expenses and other current liabilities	41,762	32,080
Liabilities held for sale	—	2,340
Notes payable - related party, current portion	962	12,308
Long-term debt, current portion	6,719	21,119
Operating lease liabilities, current portion	4,604	4,532
Finance lease liabilities, current portion	1,432	1,471
Leased vehicle liability	10,755	12,510
Redeemable non-controlling interests, current portion	24,943	18,450
Due to related parties	3,973	2,471
Total current liabilities	231,830	423,480
Non-current liabilities:
Long-term debt, net of current portion	137,197	242,913
Operating lease liabilities, net of current portion	45,088	48,354
Finance lease liabilities, net of current portion	25,102	26,237
Notes payable - related party, net of current portion	14,667	2,871
Redeemable non-controlling interests, net of current portion	4,903	9,973
Other liabilities	2,655	5,205
Total non-current liabilities	229,612	335,553
Total liabilities	461,442	759,033
Commitments and contingencies (see Footnote 11)
Partners’ capital:
Partners’ capital attributable to the Partnership	343,165	308,865
Non-controlling interests	154,193	131,074
Total partners’ capital	497,358	439,939
Total liabilities and partners’ capital	$958,800	$1,198,972

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
New vehicle retail sales	$244,159	$368,116	$823,145	$935,038
Used vehicle retail sales	165,812	209,088	482,784	531,866
Used vehicle wholesale sales	26,859	28,949	77,765	72,816
Service, body, and parts sales	61,635	80,574	177,416	213,136
Finance and insurance sales	21,339	26,762	67,832	73,158
Total revenues	519,804	713,489	1,628,942	1,826,014
Costs of sales:
New vehicle retail cost	213,851	340,470	742,435	877,507
Used vehicle retail cost	151,456	190,707	443,958	492,884
Used vehicle wholesale cost	23,946	26,832	68,853	69,606
Service, body, and parts cost	26,194	35,137	75,778	95,050
Total cost of sales	415,447	593,146	1,331,024	1,535,047
Gross profit	104,357	120,343	297,918	290,967
Operating expenses:
Selling, general and administrative expenses	78,935	89,366	223,755	240,655
Loss (gain) on sale of dealerships, property and equipment, net	281	4,299	(2,180)	4,273
Managerial assistance fee, related party	3,235	3,233	9,702	9,700
Rent expense	2,543	2,226	6,350	6,148
Asset impairment	—	—	867	—
Depreciation and amortization	2,584	2,994	7,854	8,110
Total operating expenses	87,578	102,118	246,348	268,886
Operating income	16,779	18,225	51,570	22,081
Other income (expense):
Floorplan interest	(614)	(1,920)	(2,772)	(9,385)
Interest expense	(1,927)	(2,388)	(5,849)	(11,300)
Interest expense to related parties	(744)	(1,195)	(2,208)	(4,738)
Other income, primarily gain on forgiveness of debt	148	673	19,246	1,644
Total other income (expense), net	(3,137)	(4,830)	8,417	(23,779)
Net income (loss)	13,642	13,395	59,987	(1,698)
Net income attributable to non-controlling interests	6,745	8,352	25,662	9,233
Net income (loss) attributable to the Partnership	$6,897	$5,043	$34,325	$(10,931)

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Partners’ Capital

(Dollars in thousands)

(Unaudited)

		Class A	Class A-1	Class B	Class B-1	Total	Non-
	GPB Auto	Limited	Limited	Limited	Limited	Controlling	Controlling
	SLP, LLC	Partners	Partners	Partners	Partners	Interests	Interests	Total
Partners' capital - December 31, 2019	$—	$188,951	$85,151	$38,429	$16,061	$328,592	$124,226	$452,818
Partners’ capital contributions	—	—	—	—	—	—	80	80
Unit issuance costs	—	—	—	(71)	(20)	(91)	—	(91)
Distributions	—	—	—	—	—	—	(3)	(3)
Net loss	—	(6,805)	(3,039)	(1,368)	(548)	(11,760)	(450)	(12,210)
Partners' capital - March 31, 2020	$—	$182,146	$82,112	$36,990	$15,493	$316,741	$123,853	$440,594
Partners’ capital contributions	—	—	—	—	—	—	84	84
Unit issuance costs	—	—	—	(88)	(36)	(124)	—	(124)
Net (loss) income	—	(2,469)	(1,078)	(487)	(180)	(4,214)	1,331	(2,883)
Partners' capital - June 30, 2020	$—	$179,677	$81,034	$36,415	$15,277	$312,403	$125,268	$437,671
Partners’ capital contributions	—	—	—	—	—	—	95	95
Unit issuance costs	—	—	—	(70)	(34)	(104)	—	(104)
Distributions	—	—	—	—	—	—	(2)	(2)
Net income	—	2,806	1,374	572	291	5,043	8,352	13,395
Partners' capital - September 30, 2020	$—	$182,483	$82,408	$36,917	$15,534	$317,342	$133,713	$451,055

Partners' capital - December 31, 2020	$—	$177,570	$80,294	$35,883	$15,118	$308,865	$131,074	$439,939
Partners’ capital contributions	—	—	—	—	—	—	98	98
Unit issuance costs	—	—	—	(16)	(9)	(25)	—	(25)
Net income (loss)	—	3,064	1,497	1,026	(91)	5,496	7,519	13,015
Partners' capital - March 31, 2021	$—	$180,634	$81,791	$36,893	$15,018	$314,336	$138,691	$453,027
Partners’ capital contributions	—	—	—	—	—	—	130	130
Distributions	—	—	—	—	—	—	(36)	(36)
Net income	—	12,521	5,759	2,578	1,074	21,932	11,398	33,330
Partners' capital - June 30, 2021	$—	$193,155	$87,550	$39,471	$16,092	$336,268	$150,183	$486,451
Partners’ capital contributions	—	—	—	—	—	—	114	114
Distributions	—	—	—	—	—	—	(2,849)	(2,849)
Net income	—	3,997	1,732	813	355	6,897	6,745	13,642
Partners' capital - September 30, 2021	$—	$197,152	$89,282	$40,284	$16,447	$343,165	$154,193	$497,358

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$59,987	$(1,698)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,369	6,598
Amortization of right-of-use assets - finance	1,485	1,512
Amortization of right-of-use assets - operating	3,693	3,500
Amortization of capitalized guarantee costs in interest expense to related party	62	95
Amortization of debt issuance costs in interest expense to related party	392	1,636
Amortization of debt issuance costs in interest expense	1,418	1,075
Asset impairment	867	—
(Gain) loss on disposal of property and equipment, net	(3,877)	357
Loss on disposal of dealerships, net	1,697	3,916
(Decrease) increase in interest rate swap liability in interest expense	(526)	1,014
Bad debt recovery, net	(709)	(105)
Forgiveness of debt	(19,811)	—
Other adjustments to reconcile net income (loss)	237	(113)
Changes in operating assets and liabilities:
Contracts in transit	20,624	16,762
Receivables	17,261	(7,623)
Due from related parties	73	2,828
Inventories	135,485	205,119
Prepaid expenses and other current assets	(7,260)	12,147
Leased rental/service vehicles	1,708	2,438
Other assets	(2,140)	549
Floorplan payable, trade, net	(6,891)	(37,482)
Accounts payable	(2,606)	26,115
Accrued expenses and other current liabilities	11,081	(16,126)
Payments on lease liabilities - operating	(3,443)	(3,268)
Due to related parties	704	3,210
Leased vehicle liability	(1,754)	(2,389)
Redeemable non-controlling interests	1,115	—
Other liabilities	806	(861)
Net cash provided by operating activities	216,047	219,206
Cash flows from investing activities:
Purchase of property and equipment	(16,821)	(2,278)
Proceeds from disposition of property and equipment	48,138	30,331
Proceeds from disposition of dealerships	40,640	18,279
(Payment) from note receivable from related party	—	(3,700)
Net cash provided by investing activities	71,957	42,632
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(155,708)	(169,085)
Proceeds from long-term debt	—	33,148
Payments of long-term debt	(99,007)	(26,102)
Payments of finance lease liabilities	(1,175)	(1,029)
Payments of deferred financing costs	(2,190)	(782)
Payments of notes payable to related parties	—	(15,412)
Capital contributions from non-controlling interests	342	259
Capital contributions from redeemable non-controlling interests	—	3,700
Unit issuance costs	(25)	(319)
Distributions to partners and non-controlling interests	(2,885)	(5)
Distributions to mandatorily redeemable capital	(291)	—
Net cash used in financing activities	(260,939)	(175,627)
Net increase in cash	27,065	86,211
Cash, beginning of period	135,412	67,686
Cash, end of period	$162,477	$153,897

Supplemental cash flow information:
Reconciliation of cash and restricted cash
Cash	$148,155	$131,940
Restricted cash, current portion	—	7,500
Restricted cash, net of current portion	14,322	14,457
Total cash and restricted cash	$162,477	$153,897

Supplemental disclosure of cash flow information:
Cash payments for interest	$10,943	$27,248

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Organization, Basis of Presentation, and Liquidity

Correction of an immaterial error for the three months ended March 31, 2020

During the financial statement preparation of the three and six months ended June 30, 2021, management identified a classification error between revenue and cost categories in its Condensed Consolidated Statement of Operations for the three months ended March 31, 2020, previously reported in the Partnership’s Form 10/A (as described below). The gross profit reported for the three months ended March 31, 2020, was unaffected. Management concluded that this classification error did not materially affect the previously reported consolidated financial statements for the three months ended March 31, 2020. As a result, in accordance with ASC 250, “Accounting Changes and Error Corrections,” a reclassification was recorded to correct the immaterial error and is reflected in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 presented herein. Effects of the reclassification are as follows:

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in Amendment No. 3 to the Form 10 filed with the SEC on September 9, 2021 (the “Form 10/A”).

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

Recent Events

Pending sale of the business

On September 12, 2021, GPB Portfolio Automotive, LLC, a Delaware limited liability company, Capstone Automotive Group, LLC, a Delaware limited liability company, Automile Parent Holdings, LLC, a Delaware limited liability company, and Automile TY Holdings, LLC, a Delaware limited liability company, which are direct or indirect subsidiaries of the Partnership, (the “Selling Entities”) entered into a Purchase Agreement (the “Purchase Agreement”) with Group 1 Automotive, Inc., (the "Purchaser"). The Selling Entities agreed to sell substantially all of the assets of the Selling Entities, including, but not limited to the Selling Entities’ real property, vehicles, parts and accessories, goodwill, permits, intellectual property and substantially all contracts, that relate to their automotive dealership and collision center businesses, and excluding certain assets such as cash and certain receivables (collectively, the “Transaction”) for a cash purchase price of approximately $880.0 million, subject to certain customary adjustments described in the Purchase Agreement (the “Purchase Price”).

At the closing of the Transaction, $45.0 million of the Purchase Price will be deposited into escrow as a contingent reserve to be used, if necessary, to compensate the Purchaser for any post-closing indemnifiable losses pursuant to the terms of the Purchase Agreement, with 50% to be released to the Selling Entities 12 months after the closing of the Transaction and the remainder to be released to the Selling Entities 24 months after the closing of the Transaction, subject to pending claims, if any.

The closing of the sale is expected to be substantially completed by year-end, and is subject to various closing conditions, such as receipt of approval or expiration of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the court-appointed monitor overseeing GPB. The closing of the Transaction is not conditioned upon the Purchaser’s ability to obtain financing. The Purchase Agreement also contains certain termination rights of the Purchaser and the Sellers. As of the date of this filing, the Monitor has approved the Transaction, and the requisite waiting period of the HSR Act has expired.

The completion of the pending sale of the business may have an impact on several of the legal matters disclosed. See “Footnote 11. Commitments and Contingencies”.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB; Ascendant Capital, LLC (“Ascendant”), GPB’s placement agent for the investments in question; Ascendant Alternative Strategies (“AAS”), which marketed the investments in question; David Gentile, the founder, owner and Chief Executive Officer of GPB; Jeffry Schneider, owner and CEO of Ascendant; and Jeffrey Lash, former managing partner of GPB, in the United States District Court for the Eastern District of New York (the “EDNY Court” and the “SEC Action”). No GPB-managed Partnership was sued. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the United States Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the criminal case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud.  The USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

positions with GPB, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The Complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB.  No GPB-managed fund is a named defendant in any of the suits.  Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by Alabama, Georgia, Illinois, Missouri, New York, and South Carolina have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Appointment of Monitor

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) until further Order of the Court. Pursuant to the Order, Capital Holdings shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to resume distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of these consolidated financial statements nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order. See “Footnote 11. Commitments and Contingencies” for more information on the appointment of the Monitor.

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

The M&T Credit Agreement was Amended and Restated (Eleventh Amendment) on June 24, 2021. This Eleventh Amendment alleviated the conditions which previously caused management to conclude that substantial doubt existed about the Partnership’s ability to continue as a going concern. Specifically, the Eleventh Amendment provides for the following amended terms:

●The Partnership is entitled to a distribution of up to approximately $10.0 million previously restricted cash held at GPB Prime. As of September 30, 2021, $5.7 million of the $10.0 million was distributed to and held by the Partnership and is available to satisfy its general obligations.
●The maturity date of the M&T Credit Agreement was extended from February 24, 2022 until December 31, 2022.

Based on these amended terms, and the improved liquidity they provide the Partnership, Management concludes that it will have sufficient liquidity to meet its financial obligations for the period of at least 12 months from November 15, 2021 (management’s assessment date), and therefore further concludes that there is no longer substantial doubt about the Partnership’s ability to continue as a going concern. See also “Footnote 11. Commitments and Contingencies” for discussion of the role of the Monitor with respect to the Partnership’s use of cash as well as indemnification obligations to GPB.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual consolidated financial statements included in the Form 10/A, and there have been no changes to the Partnership's significant accounting policies during the three and nine months ended September 30, 2021.

PPP Loan Forgiveness

In 2020, the Partnership’s subsidiaries entered into Paycheck Protection Program loans (“PPP Loans”), for a total initial amount of $20.0 million across 30 loans. Interest accrues at 1% per annum. Per H.R. 7010, the Paycheck Protection Program Flexibility Act of 2020, all payment of principal, interest, and fees is deferred until the date on which the amount of loan forgiveness, as determined by the SBA, is

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

remitted to the lender. Twenty-nine loans have been approved for forgiveness in whole or in part. For the three months ended September 30, 2021 and 2020, $0.5 million and nil, respectively, was forgiven and is included in other (expense) income on the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2021 and 2020, $19.8 million and nil, respectively, was forgiven and is included in other (expense) income on the Condensed Consolidated Statement of Operations.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

We enter into Franchise Agreements with the manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreement if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships.

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

In March 2020, the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern.” The outbreak of COVID-19 has contributed to, and will likely continue to contribute to, volatility in financial markets, including changes in interest rates. Additionally, COVID-19 has posed significant challenges for supply chains globally, affecting automobile inventory shortages in both the new and used markets. COVID-19 and other outbreaks like it have negative impacts on economic fundamentals and consumer confidence, may increase the risk of default of particular dealerships, reduce the availability of debt financing to the Partnership, and potential purchasers of dealerships, negatively impact market values, cause credit spreads to widen, and impair liquidity and capital resources. While the Partnership’s operations have rebounded from the 2020 COVID-19 related dealership shutdowns with an increase in revenue and gross profit for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, no assurance can be given as to the effect of these COVID-19 related events on the value of the Partnership’s investments in the future. The impact of a public health crisis such as COVID-19 (or any future pandemic, epidemic or other outbreak of a contagious disease) is difficult to predict, which presents material uncertainty and risk with respect to the long-term performance of the Partnership.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform” (Topic 848): The ASU provides optional expedients and exceptions for companies that have contracts, hedging relationships and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The optional expedients and exceptions apply during the transition period and are intended to ease the financial reporting burdens mainly related to contract modification accounting, hedge accounting and lease accounting. The transition period is effective as of March 12, 2020 and will apply through December 31, 2022. LIBOR is used as an interest rate “benchmark” in the majority of the Partnership’s floorplan notes payable, as well as its mortgages, other debt and lease contracts. Additionally, the Partnership’s derivative instruments are benchmarked to LIBOR. The Partnership is currently working with its lenders to determine the impact of the discontinuation of LIBOR on the Partnership’s Condensed Consolidated Financial Statements.

4. Dispositions

See Pending Dispositions in “Footnote 1. Organization, Basis of Presentation, and Liquidity” for more information on a material pending disposition.

In April 2021, GPB Prime sold the Prime Chevrolet Hyannis and Prime Subaru Hyannis dealerships to a third-party. The Partnership received net proceeds of $6.6 million, and recognized a net loss on disposal of the dealership of $0.6 million recorded in gain on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021. The proceeds relating to this disposition were used to pay down debt.

In March 2021, GPB Prime sold Prime Toyota Boston to a third-party. The Partnership received net proceeds of $10.3 million, and recognized a net loss on disposal of the dealership of $0.4 million recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for nine months ended September 30, 2021. The proceeds relating to this disposition were used to pay down debt.

In March 2021, GPB Prime sold Hyannis Toyota and Orleans Toyota dealerships and the related real estate to a third-party. The Partnership received net proceeds of $23.8 million and $16.6 million, respectively, and recognized a net loss on disposal of the dealership of $0.7 million and a net gain on disposal of related real estate of $1.4 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021. The proceeds relating to this disposition were used to pay down debt.

In September 2020, Capstone Automotive Group, LLC, a holding company subsidiary of the Partnership (“Capstone”), sold all of the remaining FX Caprara dealerships and the related real estate to a third-party. The Partnership received net proceeds of $1.6 million and $5.6 million, respectively, and recognized a net loss on disposal of the dealership and related real estate of $0.8 million and $0.8 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.

In September 2020, Capstone sold four of the Kenny Ross Auto Group (“KRAG”) dealerships and the related real estate to a third-party. The Partnership received net proceeds of $16.7 million and the related real estate for net proceeds of $23.6 million, respectively, and recognized a net loss on disposal of the dealership and related real estate of $2.3 million and $0.3 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020.

All of the dispositions that have closed during the nine months ended September 30, 2021 and 2020 were in the ordinary course of business within the mandate for the automotive strategy outlined in the Private Placement Memorandum (“PPM”), and thus were not considered a strategic shift in the Partnership’s operation and as such, are not considered discontinued operations.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

5. Receivables, Net

Receivables, net of allowance for doubtful accounts, consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Receivables
Manufacturer receivables	$9,986	$22,633
Trade receivables	6,918	9,682
Finance and insurance receivables	3,618	5,866
Total	20,522	38,181
Less: Allowance for doubtful accounts	(633)	(1,740)
Receivables, net of allowance for doubtful accounts	$19,889	$36,441

6. Inventories

Inventories consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Inventories
New vehicles	$35,109	$167,018
Used vehicles	59,215	61,344
Parts and accessories	12,922	10,115
Rental/service loaner vehicles, net	21,649	21,639
Total inventories, net	$128,895	$260,116

As of September 30, 2021 and December 31, 2020, nil and $21.8 million, respectively, of inventory was re-classified into assets held for sale. See “Footnote 9. Assets Held for Sale”.

7. Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Property and Equipment
Land	$110,275	$121,106
Buildings and improvements	124,556	145,918
Construction in progress	5,196	7,605
Furniture, fixtures and equipment	28,900	27,515
Total	268,927	302,144
Less: Accumulated depreciation	(26,926)	(24,331)
Total property and equipment, net of accumulated depreciation	242,001	277,813
Less: property and equipment reclassed to assets held for sale	(3,396)	(29,200)
Total	$238,605	$248,613

In May 2021, GPB Prime, sold a parcel of land relating to the Prime Toyota Boston, to a third-party. The Partnership received net proceeds of $16.1 million, and recognized a net gain on disposal of the real estate of $4.0 million recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations.  The proceeds relating to this disposition were used to pay down debt.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

In April 2021, the Partnership, sold the remaining KRAG related real estate to a third-party. The Partnership received net proceeds of $11.8 million, and recognized a net loss on disposal of the real estate of $0.5 million recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations. The proceeds relating to this disposition were used to pay down debt.

In March 2021, the Partnership sold a vacant parcel of real estate for net proceeds of $2.9 million and a net loss of $0.1 million recorded in loss (gain) on sale of dealerships, property and equipment, net in the Condensed Consolidated Statement of Operations. The proceeds were used in part to repay all outstanding debt relating to real estate.

8. Goodwill and Franchise Rights

The carrying values of goodwill and franchise rights were $142.1 million and $126.1 million, respectively as of September 30, 2021 and December 31, 2020. For the three and nine months ended September 30, 2021 and 2020, there were no triggering events that would require an interim impairment test to be performed and as such no impairment charges were recorded to the carrying values.

9. Assets Held for Sale

During the nine months ended September 30, 2021, GPB’s Acquisition Committee committed to a plan to dispose of two properties, KRAG related real estate and 750 Bridgeport Ave. As part of the required evaluation under the held for sale guidance, the Partnership determined that the approximate fair value less costs to sell the property did not exceed the net assets.

For the three months ended September 30, 2021 there were no additional plans to dispose of assets that met the criteria to be classified as assets held for sale. For the three and nine months ended September 30, 2021, property and equipment re-classified to assets held for sale was impaired by nil and $0.9 million, respectively, to adjust to fair value which has been recorded as a component of asset impairment on the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2020, there was no impairment recorded for the Partnership.

As of September 30, 2021, a parcel of real estate, 750 Bridgeport Ave, remained in assets held for sale on the Condensed Consolidated Balance Sheet.

The following table reconciles the major classes of assets classified as held for sale as part of continuing operations as of September 30, 2021 and December 31, 2020 in the accompanying Condensed Consolidated Balance Sheets:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Assets held for sale
Inventories	$—	$21,780
Franchise rights	—	23,720
Goodwill	—	17,559
Property and equipment	3,396	29,200
Right of use assets	—	2,273
Total assets held for sale	$3,396	$94,532
Liabilities held for sale
Operating lease liabilities	$—	$(2,340)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

10. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to expense and included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 were $3.2 million and $3.2 million, respectively. Managerial Assistance Fees charged to expense and included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 were $9.7 million and $9.7 million, respectively.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 were $2.8 million and $0.3 million, respectively. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 were $5.5 million and $1.6 million, respectively. The balance associated with Partnership expenses payable was $1.2 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Condensed Consolidated Balance Sheets.

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

This arrangement is currently the subject of ongoing litigation, see “Footnote 11. Commitments and Contingencies.” As part of the legal proceedings, the Partnership has charged legal expenses included as a component of selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the three months ended September 30, 2021 and 2020 of $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Partnership has charged legal expenses included as a component of selling, general and administrative expenses on the Condensed Statement of Operations of $0.0 million and $0.1 million, respectively. These expenses were paid for by GPB on behalf of the Partnership and the unpaid reimbursement was recorded as a component of due to related parties on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 for $0.8 million and $0.7 million, respectively.

NOTES PAYABLE TO RELATED PARTIES

In October 2015, the Partnership entered into a loan agreement with GPB Borrower LLC, an affiliate of the General Partner, and received proceeds in the form of a loan of $12.0 million, maturing in October 2019. The loan accrued interest and was paid monthly in arrears at 13.5% per annum. In August 2016, the note was restructured and certain incremental procurement costs incurred at the loan’s inception were added to the existing principal, increasing the principal balance to $15.4 million (“AISF Note 1”). As part of the restructuring, AISF Note 1 was assigned by GPB Borrower LLC to an affiliate of the Partnership, GPB Automotive Income Sub-Fund, Ltd. (“GPB AISF”). GPB AISF is an offshore financing facility formed primarily for the benefit of the Partnership.

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

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.9 million, respectively. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 was $1.1 million and $3.1 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 was $0.0 million and $0.5 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 was $0.4 million and $1.6 million, respectively. The balance of accrued interest associated with these loans was $0.1 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Condensed Consolidated Balance Sheets.

AISF Note 1 matured in August 2020 and was repaid in full in September 2020. AISF Note 2 and AISF Note 3 matured in September 2020 and October 2020, respectively, and both were repaid in full in October 2020. AISF Note 4 was repaid in full by the

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Partnership prior to maturity in October 2020. AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments have been deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7.

In October 2017, a subsidiary of the Partnership entered into a loan agreement with GPB Holdings II, LP, another GPB-managed partnership, for $0.7 million (the “DSR Note”). The loan bears interest at 12% annually, payable monthly in arrears. All outstanding principal and unpaid interest was originally due and payable on October 11, 2018, but was extended until June 30, 2019. As of December 31, 2019, the loan and accrued interest had not yet been repaid as a result of a repayment restriction pursuant to an amendment to a credit agreement dated June 14, 2019 (see Note 11). However, the loan continues to accrue interest at the stated rate. The outstanding note payable balance, including accrued interest, was $1.0 million and $0.9 million, as of September 30, 2021 and December 31, 2020, respectively, which is included as a component of due to related parties in the Condensed Consolidated Balance Sheets.

Notes payable - related party consisted of the following:

(Dollars in thousands)			September 30,	December 31,
Note	Face Value	Maturity Date	2021	2020
AISF Note 5	6,556	12/31/2022	6,556	6,366
AISF Note 6	5,203	12/31/2022	5,126	5,039
AISF Note 7	3,272	4/24/2023	2,985	2,871
DSR Note	652	6/30/2019	962	903
Total			15,629	15,179
Less: current portion			962	(12,308)
Total Notes payable - related party, net of current portion			$14,667	$2,871

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operate dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.5 million and $1.4 million on September 30, 2021 and December 31, 2020, respectively, which are included as a component of due from related parties in the Condensed Consolidated Balance Sheets. The receivables as of September 30, 2021 and December 31, 2020, are gross of a $1.2 million allowance for doubtful accounts.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by an affiliate, GPB Holdings, LP totaling nil and nil, respectively. For the nine months ended September 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by an affiliate, GPB Holdings, LP totaling nil and $0.9 million, respectively.

For the three months ended September 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by an affiliate, GPB Holdings II, LP totaling $0.7 million and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by an affiliate, GPB Holdings II, LP totaling $1.4 million and $1.2 million, respectively.

For the three months ended September 30, 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP totaling $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP totaling $0.9 million and $0.4 million, respectively.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

For the three months ended September 30, 2021 and 2020, the Partnership made a distribution of redeemable non-controlling interests to be used for tax payments totaling nil and nil, respectively. For the nine months ended September 30, 2021 and 2020, the Partnership made a distribution of redeemable non-controlling interests totaling $0.2 million and nil, respectively.

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and / or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and nine months ended September 30, 2021 and 2020 there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee (“OSP”) to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations of $1.0 million and $3.1 million for the three and nine months ended September 30, 2021 respectively. For the three and nine months ended September 30, 2020 there were no OSP fees recorded for the Partnership.

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

Guarantees

The member of the General Partner (David Gentile, “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.  The guarantee fees are amortized over the life of the loans. The unamortized portion of the guarantee fee asset of $0.1 million and $0.1 million is included as a component of other assets on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

11. Commitments and Contingencies

We, our General Partner, and our dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations many of which exposes us to potential financial loss. We are indemnifying officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This indemnification does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended September 30, 2021 and 2020, the Partnership recorded $1.7 million and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2021 and 2020, the Partnership recorded $3.7 million

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor

On February 11, 2021, the EDNY Court, in the SEC Action, appointed Joseph T. Gardemal III as an independent Monitor over GPB (the “Monitor”) (the “Order”) until further Order of the Court. Pursuant to the Order, Capital Holdings shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021

The Monitor has the authority to approve or disapprove the following actions: (i) any proposed material corporate transactions by Capital Holdings and/or Highline, the GPB-managed funds, including the Partnership, or the Portfolio Companies (as defined in the Order), or any other proposed material corporate transactions as the Monitor may, in the Monitor’s sole discretion, deem appropriate. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning proposed material transactions; (ii) any extension of credit by Capital Holdings, Highline, the GPB-managed funds, or the Portfolio Companies outside the ordinary course of business, or to a related party, as defined under the federal securities laws. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning such extensions of credit; (iii) any material change in business strategy by Capital Holdings or any of the GPB-managed funds; (iv) any material change to compensation of any executive officer, affiliate, or party of Capital Holdings or Highline; (v) any retention by Capital Holdings or Highline of any management-level professional or person (with the exception of any professional retained in connection with litigation commenced prior to this Order, over which approval shall not be required), subject to an acceptable procedure agreed to with the Monitor; (vi) any decision to resume distributions to investors in any of the GPB-managed funds, consistent with the investment objectives of the GPB-managed funds; and (vii) any decision to file, or cause to be filed, any bankruptcy or receivership petition for Capital Holdings or Highline, or for the Portfolio Companies.

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

Within 30 days after the end of each calendar quarter, the Monitor is required to file with the Court under seal or in redacted form to protect sensitive, proprietary information, a full report reflecting (to the best of the Monitor’s knowledge as of the period covered by the report) the status of the reviews contemplated in the Order.

The Monitor was required to submit a report to the court within 60 days of his appointment recommending either continuation of the monitorship, converting it to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (the previously-defined the “EDNY Court” and the “SEC Action”). No GPB-managed partnership was sued.  The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”).  The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals.  Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud.  The USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the partnership, and subsidiaries of the partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant.  The Complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by Alabama, Georgia, Illinois, Missouri, New York, and South Carolina have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York County, Case No. 654059/2020)

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

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York County, Case No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, aiding and abetting the breaches of fiduciary duty, breach of contract, and unjust enrichment, among other claims. Plaintiffs are seeking declaratory relief and unspecified damages, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC (Delaware Chancery Court, Case No. 2019-1005)

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0545)

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

Lance Cotton, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

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

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II and Auto Portfolio v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Supreme Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

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

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (Please note that the original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.)  The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, and violations of the Texas Securities Act. The plaintiffs are seeking unspecified damages, declaratory relief, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges, among other things, fraud and material omissions and misrepresentations to induce investment. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-1050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. The plaintiffs are seeking unspecified damages and certain equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

GPB Capital Holdings, LLC et al. v. Patrick Dibre (Nassau County, Case No. 606417/2017)

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

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York County, Index No. 650928/2021)

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

In October 2021, the Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the Court denied the Defendants’ motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

Dealership Related Litigation

David Rosenberg, et al. v. GPB Prime Holdings LLC et al. (Case No. 1982CV00925)

In June 2019, the former COO of GPB Prime, David Rosenberg, brought a breach of contract action against GPB Prime and Automile Parent Holdings, LLC in Massachusetts Superior Court. In November 2019, an amended complaint was filed, naming GPB Prime, LLC, Automile Parent Holdings, LLC, Automile Holdings, LLC (“Automile”), Automile TY Holdings, LLC, David Gentile, Jeffrey Lash, Kevin Westfall, Jovan Sijan, James Prestiano, Manuel Vianna, Nico Gutierrez and Michael Frost. The amended complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty (both direct and derivatively), aiding and abetting the breach of fiduciary duty, fraud, conspiracy, conversion, and equitable relief/specific performance.

Mr. Rosenberg’s breach of contract claims relating to his employment agreement with Automile Holdings, LLC were submitted to Judicial Arbitration and Mediation Services, Inc. (“JAMS”) for binding arbitration.

In November 2021, the parties to both actions involving Mr. Rosenberg agreed to a full and final settlement of the pending litigation and arbitration of $30.0 million, which resulted in an additional accrual of $6.0 million recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021, to cover the excess over the redeemable non-controlling interest already recorded in the Condensed Consolidated Balance Sheet, and to a full release from any and all pending claims. Upon full execution of the settlement, the parties filed a joint stipulation, dismissing with prejudice the pending litigation in Massachusetts, and withdrawing from the JAMS arbitration.

VWoA v. GPB Capital Holdings, LLC (S.D.N.Y., Case No. 1:20-cv-01043)

On or about February 7, 2020, Volkswagen of America (“VWoA”) filed a complaint against GPB in the Southern District of New York.

VWoA seeks declaration that: (a) GPB's change of directors entitles VWoA to the remedies agreed upon by the parties in the Business Relationship Agreement, as Amended (“BRA”), which allegedly includes a requirement for GPB to cause the divestiture of the Volkswagen dealerships owned by the Partnership upon certain events; (b) GPB's removal and/or termination of David Rosenberg is an event under the BRA that enables VWoA to enforce the requirement that the Partnership divest all ownership interests in the dealerships; (c) GPB failed to abide by the BRA's divestiture requirement, thus entitling VWoA to enforce the termination remedy; (d) a declaration that: (1) GPB caused, directed or permitted its dealerships to file the Arbitration Action; (2) the filing of the Arbitration Action is a breach of GPB's covenant not to contest or sue; and (3) VWoA is entitled full enforcement of the BRA, including enforcement of its right to recoup all attorney fees and costs associated with the defense of this proceeding and the Arbitration Action, and that GPB is required to indemnify and hold VWoA harmless from any monetary damages, equitable judgments, or fees and costs resulting from any legal, administrative, or (4) equitable proceeding; (e) judgment awarding VWoA specific performance of the BRA, including ordering GPB to cause the Dealership Agreements for the Prime, Caprara, and Norwood dealerships to be terminated; (f) judgment awarding

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

VWoA relief from the Arbitration Action, including but not limited to ordering GPB to cause the dealer to dismiss the Arbitration Action with prejudice; and (g) judgment awarding VWoA all of its attorneys' fees and legal costs incurred in this proceeding and also in defense of VWoA's rights regarding the Arbitration Action.

This lawsuit has been amended although it has not been filed against the Volkswagen dealerships owned by the Partnership, and is not a lawsuit against those dealerships to terminate the relevant Volkswagen Franchise Agreements. VWoA has filed this suit to try to avoid arbitration sought by the dealerships, despite VWoA’s dealership agreement having provisions to allow a dealer to seek arbitration, and to enforce alleged contract rights against the Partnership. GPB filed an answer generally denying the allegations. The parties are engaged in discovery. The Caprara Volkswagen dealership was sold for commercial reasons unrelated to this litigation in 2020. In April 2020, Saco Auto Holdings VW, LLC d/b/a Prime Volkswagen ("Prime VW"), the entity operating the Volkswagen dealership in Saco, Maine, filed a separate action before the Maine Motor Vehicle Franchise Board protesting VWoA's efforts to cause GPB to divest the Volkswagen dealerships, which would result in the effective termination of that dealership. Consistent with the legal position being taken by GPB in the SDNY case, Prime VW contends that VWoA's attempt to force the divestiture of the dealerships violates state law and Prime VW intends to vigorously contest VWoA's efforts to cause the divestiture of the dealership in Maine's Motor Vehicle Franchise Board. Plaintiffs have not tendered a monetary value on relief sought. GPB believes VWoA's allegations have little to no basis and has been and will continue to vigorously defend itself in this matter. Any potential losses associated with this matter cannot be estimated at this time. The completion of the pending sale of the business may cause this matter to be dismissed without prejudice.

AMR Auto Holdings – PA, LLC d/b/a Westwood Audi v. Audi of America, Inc., an operating unit of Volkswagen Group of America, Inc. (Dist. of Massachusetts, No. 1:20-cv-10861)

AMR Auto Holdings – PA, LLC (a subsidiary of the Partnership), is a Massachusetts based motor vehicle dealership with a franchise to sell and service new Audi products. This dealership entity is wholly owned by Automile Holdings, LLC. On September 16, 2019, the Board of Managers of Automile Holdings, LLC, terminated its Chief Executive Officer for cause and communicated its action to the various motor vehicle manufacturers and distributors with which it or its subsidiaries have franchises, including Audi of America, Inc. ("AoA"). Certain manufacturers, including AoA, raised concerns that various provisions of underlying agreements had been breached by terminating the CEO without providing prior notice and receiving prior consent from the distributor. On February 5, 2020, AoA sent a notice of termination, seeking to terminate AMR Auto Holdings-PA LLC's franchise agreement. On April 3, 2020, AMR Auto Holdings – PA, LLC, filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, protesting Audi's notice of termination which, by agreement with Audi, stays termination of the franchise pending resolution of the lawsuit. The case was removed in May 2020 to, and is presently pending in, the United States District Court for the District of Massachusetts. As of July 2021, the parties have been engaged in discovery, which they anticipate to continue into 2022. AMR Auto Holdings – PA, LLC, is and will continue to vigorously protest AoA's notice of termination through this litigation. Any potential losses associated with this matter cannot be estimated at this time.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. The completion of the pending sale of the business may cause this matter to be dismissed without prejudice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio companies, our industry, our beliefs and opinions, and our assumptions. Words, such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements we make regarding:

●	The declines in sales and service revenue and ongoing disruptions in our operations, the operations of our vehicle and parts manufacturers and other suppliers, vendors and business partners, and the global economy in general due to the COVID-19 pandemic;
●	Our ability to generate or obtain necessary funds for working capital, capital expenditures, acquisitions, debt service payments and other purposes;
●	Our expected parts and service revenue due to, among other things, improvements in vehicle technology;
●	Manufacturers’ continued use of incentive programs to drive demand for their product offerings;
●	Our capital allocation strategy, including as it relates to acquisitions and divestitures, distributions and capital expenditures;
●	The growth of the brands that comprise our portfolio over the long-term;
●	Changes in general economic and business conditions, including changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit in a rising interest rate environment, fuel prices, levels of discretionary personal income and interest rates;
●	The impact of pending governmental actions and investigations on our general partner and its ability to continue to provide management services to us;
●	Our ability to attract and retain skilled employees;
●	Adverse conditions affecting the vehicle manufacturers whose brands we sell, and their ability to design, manufacture, deliver and market their vehicles successfully;
●	Changes in the mix and total number of vehicles we are able to sell;
●	High levels of competition in our industry, which may create pricing and margin pressures on our products and services;
●	Our relationships with manufacturers of the vehicles we sell and our ability to renew and enter into new framework and dealer agreements with vehicle manufacturers whose brands we sell on terms acceptable to us;
●	Our ability to resolve pending disputes with certain manufacturers that have sought to terminate our dealer agreements with them;
●	The availability of manufacturers’ dealer incentive programs and our ability to earn these incentives;
●	Failure of our management information systems or any security breaches;
●	Changes in laws and regulations governing the operation of automobile franchises, including trade restrictions, consumer protections, accounting standards, taxation requirements and environmental laws;
●	Changes in, or the imposition of, new tariffs or trade restrictions on imported vehicles or parts;
●	Adverse results from litigation or other similar proceedings involving us;

●	Our ability to consummate planned acquisitions and dispositions, including the Transaction
●	Any disruptions in financial markets that, may impact our ability to access capital;
●	Our ability to comply with the terms of our credit facilities and forbearance agreements, the impact of financial covenants and other terms of our credit facilities and forbearance agreements on our operations and financial flexibility and our relationships with our lenders;
●	Significant disruptions in the production and delivery of vehicles and parts for any reason, including natural disasters, product recalls, work stoppages or other occurrences that are outside of our control;
●	The increased demands placed on our management and resources by the requirements of being a public entity;
●	Our ability to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); including our ability to identify and remediate material weaknesses;
●	Our ability to successfully integrate businesses we may acquire, and the possibility that any business we acquire may not perform as we expected at the time we acquired it;
●	Impairment we may be required to recognize on our goodwill and other intangible assets, which comprise a significant portion of our total assets;
●	Our ability to generate sufficient cash flow to make distributions to limited partners after payment of advisory fees and other amounts due to the general partner;
●	Conditions in the market for the purchase and sale of retail automotive dealerships that impact our acquisition strategy; and
●	The impact of actual or potential conflicts of interest between the general partner and us, and the extent to which such conflicts of interest will be ameliorated by our and the general partners’ corporate governance structure.

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

Our primary objective is to create value and generate cash flow from operations for our Limited Partners by building an industry-leading automotive retail company. Our operating strategy is focused on creating a customer centric car buying experience, acquiring a diversified portfolio of dealerships and brands, and standardizing business processes across our dealerships’ operations to create economies of scale. Our performance depends substantially on our ability to attract and retain high quality managerial talent to oversee the effective operation of our dealerships.

Pending sale of the business

On September 12, 2021, GPB Portfolio Automotive, LLC, a Delaware limited liability company, Capstone Automotive Group, LLC, a Delaware limited liability company, Automile Parent Holdings, LLC, a Delaware limited liability company, and Automile TY Holdings, LLC, a Delaware limited liability company, which are direct or indirect subsidiaries of the Partnership, (the “Selling Entities”) entered into a Purchase Agreement (the “Purchase Agreement”) with Group 1 Automotive, Inc., (the "Purchaser"). The Selling Entities agreed to sell substantially all of the assets of the Selling Entities, including, but not limited to the Selling Entities’ real property, vehicles, parts and accessories, goodwill, permits, intellectual property and substantially all contracts, that relate to their automotive dealership and collision center businesses, and excluding certain assets such as cash and certain receivables (collectively, the “Transaction”) for a cash purchase price of approximately $880.0 million, subject to certain customary adjustments described in the Purchase Agreement (the “Purchase Price”).

At the closing of the Transaction, $45.0 million of the Purchase Price will be deposited into escrow as a contingent reserve to be used, if necessary, to compensate the Purchaser for any post-closing indemnifiable losses pursuant to the terms of the Purchase Agreement, with 50% to be released to the Selling Entities 12 months after the closing of the Transaction and the remainder to be released to the Selling Entities 24 months after the closing of the Transaction, subject to pending claims, if any.

The closing of the sale is expected to be substantially completed by year-end, and is subject to various closing conditions, such as receipt of approval or expiration of the waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the court-appointed monitor overseeing GPB. The closing of the Transaction is not conditioned upon the Purchaser’s ability to obtain financing. The Purchase Agreement also contains certain termination rights of the Purchaser and the Sellers. As of the date of this filing, the Monitor has approved the Transaction, and the requisite waiting period of the HSR Act has expired.

The completion of the pending sale of the business may have an impact on several of the legal matters disclosed. See “Footnote 11. Commitments and Contingencies”.

RESULTS OF OPERATIONS

The Partnership’s core strategy is to maximize value to the Limited Partners. Our dealership operations are organized into geographic market-based dealership groups. Our CODM has been determined to be the members of our automotive strategy team and are employees of GPB and Highline. We report all of our business operations as a single segment for accounting purposes based on the financial information that is available and reviewed by the CODM in deciding how to allocate resources and in assessing performance of the Partnership. The CODM does not actively participate in the day-to-day operations of the dealerships.

The following table summarizes the results of our operations for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands)	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase	% Increase			Increase	% Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Revenues:
New vehicle retail sales	$244,159	$368,116	$(123,957)	(33.7)%	$823,145	$935,038	$(111,893)	(12.0)%
Used vehicle retail sales	165,812	209,088	(43,276)	(20.7)%	482,784	531,866	(49,082)	(9.2)%
Used vehicle wholesale sales	26,859	28,949	(2,090)	(7.2)%	77,765	72,816	4,949	6.8%
Service, body, and parts sales	61,635	80,574	(18,939)	(23.5)%	177,416	213,136	(35,720)	(16.8)%
Finance and insurance sales	21,339	26,762	(5,423)	(20.3)%	67,832	73,158	(5,326)	(7.3)%
Total revenues	519,804	713,489	(193,685)	(27.1)%	1,628,942	1,826,014	(197,072)	(10.8)%
Gross profit:
New vehicle retail	30,308	27,646	2,662	9.6%	80,710	57,531	23,179	40.3%
Used vehicle retail	14,356	18,381	(4,025)	(21.9)%	38,826	38,982	(156)	(0.4)%
Used vehicle wholesale	2,913	2,117	796	37.6%	8,912	3,210	5,702	177.6%
Service, body, and parts	35,441	45,437	(9,996)	(22.0)%	101,638	118,086	(16,448)	(13.9)%
Finance and insurance	21,339	26,762	(5,423)	(20.3)%	67,832	73,158	(5,326)	(7.3)%
Total gross profit	104,357	120,343	(15,986)	(13.3)%	297,918	290,967	6,951	2.4%

Gross profit margin percentage:
New vehicle retail	12.4%	7.5%	4.9%		9.8%	6.2%	3.6%
Used vehicle retail	8.7%	8.8%	(0.1)%		8.0%	7.3%	0.7%
Used vehicle wholesale	10.8%	7.3%	3.5%		11.5%	4.4%	7.1%
Service, body, and parts	57.5%	56.4%	1.1%		57.3%	55.4%	1.9%
Finance and insurance	100.0%	100.0%	—%		100.0%	100.0%	—%
Total gross profit margin	20.1%	16.9%	3.2%		18.3%	15.9%	2.4%

Operating expenses	87,578	102,118	(14,540)	(14.2)%	246,348	268,886	(22,538)	(8.4)%
Operating income	16,779	18,225	(1,446)	(7.9)%	51,570	22,081	29,489	133.5%
Total other (expense) income, net	(3,137)	(4,830)	1,693	35.1%	8,417	(23,779)	32,196	135.4%
Net income (loss)	$13,642	$13,395	$247	1.8%	$59,987	(1,698)	61,685	3,632.8%

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

For the three and nine months ended September 30, 2021 and 2020, the Partnership did not acquire any dealerships.

Dispositions

Additionally, the Partnership has disposed of certain dealerships outside of our geographic focus.

Net proceeds received from dispositions, as well as other certain disposition-related information is presented below:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Number of dealerships disposed	—	8	5	8
Number of franchises disposed	—	5	5	5
Net proceeds from disposition of dealerships	$—	$18,279	$40,640	$18,279

Comparison of the three months ended September 30, 2021 and 2020

Revenues

For the three months ended September 30, 2021 and 2020, the Partnership generated revenues of $519.8 million and $713.5 million, respectively. This represents a decrease of $193.7 million, or 27.1%, in total revenues across all revenue streams.

The decrease in total revenue, across all revenue streams, was primarily attributed to  the Partnership’s disposition of three of its dealership groups, FX Caprara, Ron Carter, and KRAG in September and October 2020, which accounted for revenue reductions of $36.5 million, $48.8 million, and $65.3 million, respectively totaling $150.6 million. In addition, there was a $42.4 million decrease revenue, attributed to our existing dealerships, as a result of lower vehicle inventory related to the COVID-19 pandemic supply chain shortages.

Gross Profit

For the three months ended September 30, 2021 and 2020, our gross profit was $104.4 million and $120.3 million, and our gross profit margin was 20.1% and 16.9%, respectively. This represents a decrease of $15.9 million, or 13.3%, in total gross profit across all revenue streams and an increase in gross profit margin of 3.2 percentage points.

The decrease in gross profit was primarily attributed to reduction in revenue from the Partnership’s disposition of the FX Caprara, Ron Carter, and KRAG dealerships which reduced gross profit by $17.6 million. This was offset by an increase in gross profit from the existing dealerships of $3.0 million. The increase in profit margin for the three months ended September 30, 2021 in comparison to 2020, can be explained by the demand in the automotive industry due to decreased supply of inventory as a result of the COVID-19 pandemic. COVID-19 shut down many manufacturers for a period of time, and as a result inventory was lower, thus creating more demand and higher prices which drove up the profit margin on sales. This was coupled with an increase in used vehicle wholesale driven by demand due to shortages in new vehicle inventory, resulting in higher per unit prices.

Operating Expenses

For the three months ended September 30, 2021 and 2020, operating expenses were $87.6 million and $102.1 million, respectively. This represents a decrease of $14.5 million or 14.2%.

This decrease in operating expenses is primarily attributed to a $17.3 million reduction in selling, general and administrative expenses as a result of the disposition of the FX Caprara, Ron Carter and KRAG dealership groups. This was coupled with a decrease in loss on sale of dealerships, property and equipment, net of $4.0 million as a result of the disposition of FX Caprara group and the majority of the KRAG dealerships. This reduction was offset by an increase of $7.0 million in remaining dealership selling, general and administrative expenses as a result of legal matters settled during the period and increased professional fees.

Operating Income

For the three months ended September 30, 2021 and 2020, operating income was $16.8 million and $18.2 million, respectively. This represents a decrease of $1.4 million, or 7.9%.

This decrease is explained by a decrease in gross profit of $15.9 million offset by a decrease in operating expenses of $14.5 million as described above.

Other (Expense) Income, net

For the three months ended September 30, 2021 and 2020, other (expense) income, net was $(3.1) million and $(4.8) million, respectively. This represents a decrease in expenses of $1.7 million, or 35.1%.

This decrease in other (expense) income is primarily attributed to the decrease of floorplan interest expense by $1.3 million from the existing dealerships as a result of COVID-19 related inventory supply chain shortages and as a result of the disposition of the FX Caprara, Ron Carter and KRAG dealership groups for the three month period ended September 30, 2021.

Net Income (Loss)

As a result of the above factors, our overall net income was $13.6 million and $13.4 million for the three months ended September 30, 2021 and 2020, respectively. This represents an increase of $0.2 million or 1.8%.

This increase is primarily explained by the decrease in operating income of $1.4 million and a decrease in expenses in other (expense) income, net of $1.7 million.

Comparison of the nine months ended September 30, 2021 and 2020

Revenues

For the nine months ended September 30, 2021 and 2020, the Partnership generated revenues of $1,628.9 million and $1,826.0 million, respectively. This represents a decrease of $197.1 million, or 10.8%, in total revenue across all revenue streams.

The decrease in total revenue, across all revenue streams, was primarily attributed to the Partnership’s disposition of three of its dealership groups, FX Caprara, Ron Carter, and KRAG in September and October 2020, which accounted for revenue reductions of $104.6 million, $140.4 million, and $177.6 million, respectively totaling $422.6 million. These reductions were offset by $227.1 million in incremental revenue attributed to our remaining dealerships, as a result of increased demand after the peak of the COVID-19 pandemic.

Gross Profit

For the nine months ended September 30, 2021 and 2020, our gross profit was $297.9 million and $291.0 million, and our gross profit margin was 18.3% and 15.9%, respectively. This represents an increase of $6.9 million, or 2.4%, in total gross profit across all revenue streams and an increase in gross profit margin of 2.4 percentage points.

The increase in gross profit was driven by the increase in revenue from same store dealerships which accounted for a gross profit increase of $62.2 million. This increase was offset by the reduced gross profit of $52.9 million as a result of the Partnership’s disposition of the FX Caprara, Ron Carter, and KRAG dealerships. The increase in profit margin for the nine months ended September 30, 2021 in comparison to 2020, can be explained by the demand in the automotive industry after the three month period of reduced sales activity during the COVID-19 pandemic from March to June 2020. COVID-19 shut down many manufacturers for a period of time, and as a result, inventory was lower, thus creating more demand and higher prices which drove up the profit margin on sales. This was coupled with an increase in used vehicle wholesale driven by demand for used vehicles due to shortages in new vehicle inventory, resulting in higher per unit prices.

Operating Expenses

For the nine months ended September 30, 2021 and 2020, operating expenses were $246.3 million and $268.9 million, respectively. This represents a decrease of $22.6 million, or 8.4%

Selling, general and administrative expenses decreased due to the disposition of the FX Caprara, Ron Carter, and KRAG dealership groups totaling $11.2 million, $13.8 million, and $23.2 million, respectively, year over year. This was offset by an increase of $23.7 million in remaining dealership expenses as a result of legal matters settled during the period, increased professional fees, greater sales commissions related to revenue increases, and the incremental compensation from 1,000 furloughed employees directly related to the COVID-19 pandemic in April 2020 whom have now returned to work.

Operating Income (Loss)

For the nine months ended September 30, 2021 and 2020, operating income was $51.6 million and $22.1 million, respectively. This represents an increase of $29.5 million, or 133.5%

This increase is explained by an increase in gross profit of $6.9 coupled with a decrease in operating expenses of $22.6 million as described above.

Other Income (Expense), net

For the nine months ended September 30, 2021 and 2020, other income (expense), net was $8.4 million and $(23.8) million, respectively. This represents an increase in income of $32.2 million, or 135.4%.

This increase is primarily explained by $19.8 million of PPP Loan forgiveness income in 2021. This was coupled with a reduction in floorplan interest expense and interest expense totaling $11.5 million directly attributed to the dispositions of the FX Caprara, Ron Carter, and KRAG dealership and COVID-19 related inventory supply chain shortage for the remaining dealerships.

Net (Income) Loss

As a result of the above factors, our net income was $60.0 million for the nine months ended September 30, 2021 as compared to a loss of $1.7 million for the nine months ended September 30, 2020. This represents an increase of $61.7 million, or 3,632.8%.

This increase is primarily explained by the increase in operating income of $29.5 million and other income (expense), net of $32.2 million.

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

The maximum financing available under these agreements was $274.0 million and $362.1 million, for new vehicles, including loaner vehicles, and $61.8 million and $50.3 million, for used vehicles, as of September 30, 2021 and December 31, 2020, respectively. Financing available for new vehicles, including loaner vehicles, and used vehicles combined is $206.9 million and $131.5 million as of September 30, 2021 and December 31, 2020, respectively. Amounts outstanding under these agreements may at times exceed the stated limits on a temporary basis. Interest rates are based on the U.S. Prime Rate or the LIBOR plus an applicable margin. The interest rates ranged from 1.43% to 3.25% on September 30, 2021 and 1.49% to 3.75% on December 31, 2020. One of the floorplan agreements with GMF is guaranteed by the Member of GPB and the Partnership. Certain of the agreements have financial covenants relating to maximum leverage ratios and fixed charge coverage ratios. These covenants limit, among other things, our ability to incur certain additional debt and make certain payments, including distributions to shareholders.

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

The M&T Credit Agreement was Amended and Restated (Eleventh Amendment) on June 24, 2021. This Eleventh Amendment alleviated the conditions which previously caused management to conclude that substantial doubt existed about the Partnership’s ability to continue as a going concern. Specifically, the Eleventh Amendment provides for the following amended terms:

●The Partnership is entitled to a distribution of up to approximately $10.0 million previously restricted cash held at GPB Prime. As of September 30, 2021, $5.7 million of the $10.0 million was distributed to and held by the Partnership and is available to satisfy its general obligations.
●The maturity date of the M&T Credit Agreement was extended from February 24, 2022 until December 31, 2022.

Based on these amended terms, and the improved liquidity they provide the Partnership, Management concludes that it will have sufficient liquidity to meet its financial obligations for the period of at least 12 months from November 15, 2021 (management’s assessment date), and therefore further concludes that there is no longer substantial doubt about the Partnership’s ability to continue as a going concern.

Nine months ended September 30, 2021 compared to September 30, 2020

On September 30, 2021, the Partnership had cash and restricted cash of approximately $162.5 million as compared to approximately $135.4 million as of December 31, 2020 representing an increase of $27.1 million. This increase can be explained by net cash provided by operating activities of $216.0 million, primarily attributed to a decrease in inventory of $135.5 million related to the ongoing chip-shortage in 2021 and net income of $60.0 million; cash provided by investing activities of $72.0 million is primarily attributed to proceeds from the disposition of dealerships and property and equipment of $88.8 million; offset by net cash used in financing activities of $260.9 million, primarily attributed to the pay down of long-term debt of $99.0 million related to the dealership and property and equipment sales and the reduction of floorplan debt, non-trade, net of $155.7 million as a result of sales of existing inventory not being replenished due to an inventory shortage. On September 30, 2021, our working capital was $121.0 million.

Cash provided by operating activities decreased from $219.2 million for the nine months ended September 30, 2020 to $216.0 million for the nine months ended September 30, 2021. This decrease of $3.2 million is primarily attributed to a reduction in inventory of $69.6 million due to 2020 manufacturer shut-downs resulting from the COVID-19 pandemic and a decreased supply of inventory as a result of the COVID-19 pandemic supply chain shortages in 2021. This is offset by increased net income of $63.2 million as a result of the increased demand and profit margins.

Cash from investing activities increased from net cash provided of $42.6 million for the nine months ended September 30, 2020 to $72.0 million for the nine months ended September 30, 2021. This increase of $29.4 million is primarily attributed to the change in proceeds from the purchase of property and equipment and the disposal of dealerships and related real estate for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Cash used in financing activities increased from $175.6 million for the nine months ended September 30, 2020 to $260.9 million for the nine months ended September 30, 2021. This increase of $85.3 million is primarily attributed to the pay down of long-term debt and floor plan debt, non-trade, in 2021.

Contractual Payment Obligation

As of September 30, 2021, there have been no material changes to the contractual payment obligations table included in the Form 10/A filed with the SEC on September 9, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of September 30, 2021, there have been no material changes to the critical accounting estimates included in the Form 10/A filed with the SEC on September 9, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Registration Statement on Form10/A, which was filed with the Securities and Exchange Commission on September 9, 2021.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of the three and nine months ended September 30, 2021, due to the existence of the material weaknesses in the Partnership’s internal control over financial reporting described below, the Partnership’s disclosure controls and procedures were not effective.

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

Internal Control over Financial Reporting

Material Weaknesses

In connection with the filing of our Form 10/A, we have concluded that there are pervasive material weaknesses in our system of internal control over financial reporting (“IFCR”), which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

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

Changes in internal control over financial reporting

Other than the remediation plan set forth above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three and nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Commitments and Contingencies

We, our General Partner, and our dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations many of which exposes us to potential financial loss. We are indemnifying officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This indemnification does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended September 30, 2021 and 2020, the Partnership recorded $1.7 million and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2021 and 2020, the Partnership recorded $3.7 million and nil of legal indemnification expenses in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor

On February 11, 2021, the EDNY Court, in the SEC Action, appointed Joseph T. Gardemal III as an independent Monitor over GPB (the “Monitor”) (the “Order”) until further Order of the Court. Pursuant to the Order, Capital Holdings shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021

The Monitor has the authority to approve or disapprove the following actions: (i) any proposed material corporate transactions by Capital Holdings and/or Highline, the GPB-managed funds, including the Partnership, or the Portfolio Companies (as defined in the Order), or any other proposed material corporate transactions as the Monitor may, in the Monitor’s sole discretion, deem appropriate. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning proposed material transactions; (ii) any extension of credit by Capital Holdings, Highline, the GPB-managed funds, or the Portfolio Companies outside the ordinary course of business, or to a related party, as defined under the federal securities laws. The Monitor will negotiate a protocol with Capital Holdings for the review of information concerning such extensions of credit; (iii) any material change in business strategy by Capital Holdings or any of the GPB-managed funds; (iv) any material change to compensation of any executive officer, affiliate, or party of Capital Holdings or Highline; (v) any retention by Capital Holdings or Highline of any management-level professional or person (with the exception of any professional retained in connection with litigation commenced prior to this Order, over which approval shall not be required), subject to an acceptable procedure agreed to with the Monitor; (vi) any decision to resume distributions to investors in any of the GPB-managed

PART II - OTHER INFORMATION

funds, consistent with the investment objectives of the GPB-managed funds; and (vii) any decision to file, or cause to be filed, any bankruptcy or receivership petition for Capital Holdings or Highline, or for the Portfolio Companies.

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

Within 30 days after the end of each calendar quarter, the Monitor is required to file with the Court under seal or in redacted form to protect sensitive, proprietary information, a full report reflecting (to the best of the Monitor’s knowledge as of the period covered by the report) the status of the reviews contemplated in the Order.

The Monitor was required to submit a report to the court within 60 days of his appointment recommending either continuation of the monitorship, converting it to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered an Amended Order providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (the previously-defined the “EDNY Court” and the “SEC Action”). No GPB-managed partnership was sued. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. The USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the partnership, and subsidiaries of the partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The Complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative

PART II - OTHER INFORMATION

relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by Alabama, Georgia, Illinois, Missouri, New York, and South Carolina have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York County, Case No. 654059/2020)

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

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York County, Case No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, aiding and abetting the breaches of fiduciary duty, breach of contract, and unjust enrichment, among other claims. Plaintiffs are seeking declaratory relief and unspecified damages, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC (Delaware Chancery Court, Case No. 2019-1005)

In December 2019, plaintiffs filed a civil action in Delaware Court of Chancery to compel inspection books and records from GPB, as general partner, and from the Partnership, GPB Holdings I, GPB Holdings II, and GPB Waste Management. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action.

PART II - OTHER INFORMATION

The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0545)

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

Lance Cotton, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

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

PART II - OTHER INFORMATION

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II and Auto Portfolio v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Supreme Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

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

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (Please note that the original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, and violations of the Texas Securities Act. The plaintiffs are seeking unspecified damages, declaratory relief, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

PART II - OTHER INFORMATION

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges, among other things, fraud and material omissions and misrepresentations to induce investment. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-1050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the general partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. The plaintiffs are seeking unspecified damages and certain equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

GPB Capital Holdings, LLC et al. v. Patrick Dibre (Nassau County, Case No. 606417/2017)

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

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York County, Index No. 650928/2021)

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

In October 2021, the Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the Court denied the Defendants’ motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

Dealership Related Litigation

David Rosenberg, et al. v. GPB Prime Holdings LLC et al. (Case No. 1982CV00925)

In June 2019, the former COO of GPB Prime, David Rosenberg, brought a breach of contract action against GPB Prime and Automile Parent Holdings, LLC in Massachusetts Superior Court. In November 2019, an amended complaint was filed, naming GPB Prime, LLC, Automile Parent Holdings, LLC, Automile Holdings, LLC (“Automile”), Automile TY Holdings, LLC, David Gentile, Jeffrey Lash, Kevin Westfall, Jovan Sijan, James Prestiano, Manuel Vianna, Nico Gutierrez and Michael Frost. The amended complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty (both direct and derivatively), aiding and abetting the breach of fiduciary duty, fraud, conspiracy, conversion, and equitable relief/specific performance.

PART II - OTHER INFORMATION

Mr. Rosenberg’s breach of contract claims relating to his employment agreement with Automile Holdings, LLC were submitted to JAMS for binding arbitration.

In November 2021, the parties to both actions involving Mr. Rosenberg agreed to a full and final settlement of the pending litigation and arbitration of $30.0 million, which resulted in an additional accrual of $6.0 million  recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021, to cover the excess over the redeemable non-controlling interest already recorded in the Condensed Consolidated Balance Sheet, and to a full release from any and all pending claims. Upon full execution of the settlement, the parties filed a joint stipulation, dismissing with prejudice the pending litigation in Massachusetts, and withdrawing from the JAMS arbitration.

VWoA v. GPB Capital Holdings, LLC (S.D.N.Y., Case No. 1:20-cv-01043)

On or about February 7, 2020, Volkswagen of America (“VWoA”) filed a complaint against GPB in the Southern District of New York.

VWoA seeks declaration that: (a) GPB's change of directors entitles VWoA to the remedies agreed upon by the parties in the Business Relationship Agreement, as Amended (“BRA”), which allegedly includes a requirement for GPB to cause the divestiture of the Volkswagen dealerships owned by the Partnership upon certain events; (b) GPB's removal and/or termination of David Rosenberg is an event under the BRA that enables VWoA to enforce the requirement that the Partnership divest all ownership interests in the dealerships; (c) GPB failed to abide by the BRA's divestiture requirement, thus entitling VWoA to enforce the termination remedy; (d) a declaration that: (1) GPB caused, directed or permitted its dealerships to file the Arbitration Action; (2) the filing of the Arbitration Action is a breach of GPB's covenant not to contest or sue; and (3) VWoA is entitled full enforcement of the BRA, including enforcement of its right to recoup all attorney fees and costs associated with the defense of this proceeding and the Arbitration Action, and that GPB is required to indemnify and hold VWoA harmless from any monetary damages, equitable judgments, or fees and costs resulting from any legal, administrative, or (4) equitable proceeding; (e) judgment awarding VWoA specific performance of the BRA, including ordering GPB to cause the Dealership Agreements for the Prime, Caprara, and Norwood dealerships to be terminated; (f) judgment awarding VWoA relief from the Arbitration Action, including but not limited to ordering GPB to cause the dealer to dismiss the Arbitration Action with prejudice; and (g) judgment awarding VWoA all of its attorneys' fees and legal costs incurred in this proceeding and also in defense of VWoA's rights regarding the Arbitration Action.

This lawsuit has been amended although it has not been filed against the Volkswagen dealerships owned by the Partnership, and is not a lawsuit against those dealerships to terminate the relevant Volkswagen Franchise Agreements. VWoA has filed this suit to try to avoid arbitration sought by the dealerships, despite VWoA’s dealership agreement having provisions to allow a dealer to seek arbitration, and to enforce alleged contract rights against the Partnership. GPB filed an answer generally denying the allegations. The parties are engaged in discovery. The Caprara Volkswagen dealership was sold for commercial reasons unrelated to this litigation in 2020. In April 2020, Saco Auto Holdings VW, LLC d/b/a Prime Volkswagen ("Prime VW"), the entity operating the Volkswagen dealership in Saco, Maine, filed a separate action before the Maine Motor Vehicle Franchise Board protesting VWoA's efforts to cause GPB to divest the Volkswagen dealerships, which would result in the effective termination of that dealership. Consistent with the legal position being taken by GPB in the SDNY case, Prime VW contends that VWoA's attempt to force the divestiture of the dealerships violates state law and Prime VW intends to vigorously contest VWoA's efforts to cause the divestiture of the dealership in Maine's Motor Vehicle Franchise Board. Plaintiffs have not tendered a monetary value on relief sought. GPB believes VWoA's allegations have little to no basis and has been and will continue to vigorously defend itself in this matter. Any potential losses associated with this matter cannot be estimated at this time. The completion of the pending sale of the business may cause this matter to be dismissed without prejudice.

AMR Auto Holdings – PA, LLC d/b/a Westwood Audi v. Audi of America, Inc., an operating unit of Volkswagen Group of America, Inc. (Dist. of Massachusetts, No. 1:20-cv-10861)

AMR Auto Holdings – PA, LLC (a subsidiary of the Partnership), is a Massachusetts based motor vehicle dealership with a franchise to sell and service new Audi products. This dealership entity is wholly owned by Automile Holdings, LLC. On September 16, 2019, the Board of Managers of Automile Holdings, LLC, terminated its Chief Executive Officer for cause and communicated its action to the various motor vehicle manufacturers and distributors with which it or its subsidiaries have franchises, including Audi of America, Inc. ("AoA"). Certain manufacturers, including AoA, raised concerns that various provisions of underlying agreements had been breached by terminating the CEO without providing prior notice and receiving prior consent from the distributor. On February 5, 2020, AoA sent a notice of termination, seeking to terminate AMR Auto Holdings-PA LLC's franchise agreement. On April 3, 2020, AMR Auto

PART II - OTHER INFORMATION

Holdings – PA, LLC, filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, protesting Audi's notice of termination which, by agreement with Audi, stays termination of the franchise pending resolution of the lawsuit. The case was removed in May 2020 to, and is presently pending in, the United States District Court for the District of Massachusetts. As of July 2021, the parties have been engaged in discovery, which they anticipate to continue into 2022. AMR Auto Holdings – PA, LLC, is and will continue to vigorously protest AoA's notice of termination through this litigation. Any potential losses associated with this matter cannot be estimated at this time.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. The completion of the pending sale of the business may cause this matter to be dismissed without prejudice.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in the Form 10/A, under “Risk Factors” in Item 1A, filed with the Securities and Exchange Commission on September 9, 2021, which are incorporated herein by reference.

Failure to complete the sale to Group 1 Automotive, Inc. could negatively impact us and our business, prospects, financial condition, cash flow or results of operations.

On September 12, 2021, we entered into an Purchase Agreement to sell substantially all of the assets or equity of the Selling Entities , including, but not limited to the Selling Entities’ real property, vehicles, parts and accessories, goodwill, permits, intellectual property and substantially all contracts, that relate to their automotive dealership and collision center businesses, and excluding certain assets such as cash and certain receivables to Group 1 Automotive, Inc. (the “Transaction”). If the Transaction does not close as expected, it could likely have a negative impact on our ability to sell dealership assets to another buyer, to retain dealership employees, and to maintain existing relationships with manufacturers and lenders, and an adverse effect on our business, prospects, and results of operations.

Additionally, such sale is subject to closing conditions, some of which are out of our control, and there can be no assurances that the Transaction will be completed in the expected timeline. Substantial resources have been diverted and will continue to be diverted toward the completion of the Transaction, for which we will have received little benefit if the Transaction does not close. We have incurred, and expect to incur, significant costs, expenses and fees for professional services and other transaction and transition costs in connection with the Transaction. We must pay these costs whether or not the sale is completed, and they could adversely affect our financial condition and results of operations.

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds

None.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description
+2.1

Purchase Agreement, dated as of September 12, 2021, by and between GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, Prime Real Estate Holdings, LLC and Group 1 Automotive, Inc.

+10.1

Consent Letter modifying the Amended and Restated Credit Agreement, dated October 8, 2021, among Automile Holdings, LLC and the other undersigned borrowers, as Borrowers, GPB Prime Holdings, LLC and Automile Parent Holdings, LLC, the lenders party thereto, Manufactures and Traders Trust Company, as Administrative Agent, and the other parties named therein.

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

+

Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission (“SEC”).

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
Date: November 15, 2021