Form 10-K
period 2021-12-31
GPB Automotive Portfolio, LP
filed 2022-04-14
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56285

GPB Automotive Portfolio, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2484347 (I.R.S. Employer Identification No.)
535 W. 24th Street, 6th Floor New York, NY (Address of principal executive offices)	10011 (Zip Code)

Registrant’s telephone number, including area code (877) 489-8484

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

Securities registered pursuant to Section 12(b) of the Act:

Class A Limited Partnership Units

(Title of class)

Class A-1 Limited Partnership Units

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☑No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

There is no established public market for the registrant’s shares of Limited Partnership Units.

As of December 31, 2021, there were 7,880 Class A Limited Partnership Units and 3,548 Class A-1 Limited Partnership Units outstanding.

Documents Incorporated By Reference: None.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

2021 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements, including with regards to our plan of liquidation, are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

PART I

Item 1. Business

Overview

GPB Automotive Portfolio, LP (the “Partnership”, “we”, “us”, “our” or “Registrant”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s general partner pursuant to the terms of the Fifth Amended and Restated Limited Partnership Agreement dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “Other Recent Events - Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

Until the sale of substantially all of the Partnership’s assets described below under “Recent Events - Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners.

We report all of our businesses as a single segment for accounting purposes based on the financial information that is available and evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance of the Partnership.

Prior to the sale of substantially all of our assets, our principal business was the retail sale of automobiles in the northeastern United States. We offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which included vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. We continue to own and operate one dealership in Manchester, New Hampshire, AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”), pending completion of the currently contracted sale of that dealership.

We originally planned to hold our existing dealerships, and any dealerships acquired in the future, for the long-term. However, in light of the legal matters facing the Partnership, we took advantage of market conditions to exit the business via the Group 1 Sale.

Recent Events

Sale of Substantially All of the Partnership’s Assets

On September 12, 2021, the Partnership and certain of its direct and indirect subsidiaries entered into a Purchase Agreement (the “Purchase Agreement”) with Group 1 Automotive, Inc., a Delaware corporation (“Group 1”). Pursuant to the Purchase Agreement, the Partnership agreed to sell substantially all of the assets of the Partnership, including, but not limited to the Partnership’s real property (including entities owning real property), vehicles, parts and accessories, goodwill, permits, intellectual property and substantially all contracts, that relate to their automotive dealership and collision center businesses, subject to obtaining the relevant manufacturer approvals, and excluding certain assets such as cash and certain receivables (the “Group 1 Sale”.) The Purchase Agreement was approved by GPB (via Highline) and the Monitor (as defined below).

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration is subject to customary post-close adjustments as defined in the Purchase Agreement. See “Footnote 5. Acquisitions and Dispositions” in our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statements and Schedules” for more information.

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership in April 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the transfer. See “Item 3. Legal Proceedings” for more information on the Prime Subaru Manchester transaction.

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Agreement, which was is filed as Exhibit 2.1 in “Item 15. Exhibits and Financial Statements and Schedules.”

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for distribution to the Partnership and GPB Holdings II, LP, of a sum of $570.0 million of which $188.8 was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in other investments are contemplated. In accordance with accounting principles generally accepted in the United States (“US GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 31, 2021.

The Highline board of directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), as uncertainties exist as to the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions and the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024. Please see “Item 1A. Risk Factors.”

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (“EDNY Court” and “SEC Action”). No GPB-managed partnership was sued. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the partnership, and subsidiaries of the partnership, promptly following his indictment.

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

Appointment of Monitor

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) until further order of the Court. Pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021 (the “Amended Order”).

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the consolidated financial statements included with this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order. See “Footnote 18. Commitments and Contingencies” to our Consolidated Financial Statements for more information on the appointment of the Monitor.

Highline Management, Inc.

In January of 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operation support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described below and in “Item 3. Legal Proceedings.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations. To that end, the initial five member Board (now four members, see “Item 10. Directors and Executive Officers) was appointed, three of whom are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Highline Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish an independent committee responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

As a key feature of this restructuring, Highline was formed to provide GPB with management and operation support services for the GPB-managed partnerships. Highline currently oversees on GPB’s behalf all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations pursuant to a Management Services Agreement (“MSA”). Highline’s initial five member Board included three directors who are “independent,” as that term is used in the New York Stock Exchange (“NYSE”) listed company manual. As a result, Highline provides independent oversight and review of most aspects of our operations.

Highline’s bylaws require a majority vote for any act of the Board except with respect to approval or adoption of any Management Services Agreement, Resource Sharing Agreement or other similar agreement between Highline and GPB (or any amendment thereto), which in all instances must be approved by a majority of the independent directors. GPB has nominated and elected the initial directors to the Board.

Highline has agreed to provide the following services (“Services”) to the Partnership (but not to the dealerships owned by the Partnership, which are managed day-to-day by their own management teams) pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 Private Placement Memorandum (the “PPM”) dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Highline Board;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of Highline of any such transaction that constitutes a Significant Transaction as described above. Highline’s responsibilities set forth above encompass reporting and monitoring distributions to our Limited Partners.

The MSA has an initial term (“Initial Term”) of three years that began on January 1, 2020. Thereafter the MSA renews for successive one-year terms unless terminated in accordance with its terms.

Pursuant to the amended order of the EDNY Court on April 14, 2021, operational and financial decisions to be made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor as are decisions to be made by GPB.

For further discussion of the relationship between GPB and Highline, see “Item 10. Directors and Executive Officers” elsewhere in this Annual Report.

Impact of COVID-19 on Our Business

The effects of the COVID-19 pandemic continue to evolve. While we have seen a gradual rebound in recent months, the outbreak or future outbreaks in the markets in which we operate may cause continued changes in customer behavior and supply chain disruptions, including a potential reduction in customer traffic and limited vehicle supply at Prime Subaru Manchester.

Our Business

Summary

Prior to the Group 1 Sale, we were a leading operator of automotive franchises and a retailer of new and used vehicles and related products and services. According to Automotive News’ Top 150 Dealership Groups dated April 5, 2021, we, together with dealerships owned by other entities managed by GPB, ranked in the top 25 dealership groups based both on number of dealerships and total revenue. Our dealerships, through both physical retail locations and online (primarily through their individual websites), offered 24 brands of new vehicles and a wide variety of brands of used vehicles. We aimed to offer the brands most desired by consumers in the markets that we served. Our dealerships sold new and used cars and replacement parts, provided vehicle maintenance, warranty, collision and mechanical repair services, arranged related financing for our customers and sold vehicle service contracts, vehicle protection products and credit insurance.

We operated domestic, import and luxury franchises in areas ranging from mid-sized markets to metropolitan markets within the northeastern United States. We evaluated all brands for expansion opportunities provided the market was large enough to support adequate new vehicle sales to justify the required capital investment.

The following is a summary of our dealerships and franchises as of the dates indicated.

	Number of Dealerships			Number of Franchises
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2019	2021	2020	2019
Massachusetts	—	23	23	—	26	26
New York	—	2	6	—	3	11
Maine	—	6	6	—	11	11
Pennsylvania	—	—	6	—	—	9
Texas	—	—	3	—	—	8
New Jersey	—	2	2	—	5	5
New Hampshire	1	2	2	1	3	3
Vermont	—	—	1	—	—	1
Connecticut	—	—	—	—	—	—
Total	1	35	49	1	48	74

The dealerships in the table encompassed the following 24 brands: Buick, Subaru, Chrysler, Dodge, Jeep, Ram, GMC, Chevrolet, Ford, Volkswagen, Mazda, Cadillac, Acura, Audi, Honda, Mercedes, Porsche, Toyota, Volvo, Sprinter, Land Rover, Airstream, BMW and Mini.

As of December 31, 2021, our sole remaining dealership is Prime Subaru Manchester, which we have agreed to sell to Group 1, and whose assets are classified as held for sale on the Statement of Net Assets presented in “Item 15. Exhibits and Financial Statements and Schedules.” Group 1 transferred the $33.4 million purchase price into an escrow account, which was released to the Partnership in April 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the transfer.

Business Strategy

Our primary objective was to create long-term value and generate cash flow from operations for our Limited Partners by building an industry-leading automotive retail company. Our operating strategy was focused on creating a customer-centric car buying experience, maintaining a diversified portfolio of dealerships and brands, acquiring additional dealerships and standardizing business processes across our dealerships’ operations to create economies of scale. We strove for diversification in our products, services, brands and geographic locations to manage market risk and to maintain profitability. We continually evaluated the financial and operating results of our dealerships, as well as each dealership’s market position and geography, and sought to make strategic investments to increase the capacity of our dealerships and improve the customer experience.

Our dealerships offered a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sport utility vehicles (“SUVs”), crossovers, minivans and trucks, we believe our brand mix in each market we served was well aligned with customer preferences in those markets.

Industry Overview

The automotive retail business is highly competitive. With approximately 16,600 franchised automobile dealerships as of June 1, 2021 (according to The National Automobile Dealers Association) and approximately $1 trillion in total vehicle sales in 2020, the franchised automobile dealer industry is the largest retail business segment in the U.S. We competed primarily with other automotive vehicle and parts and service retailers, both public and private, including non-franchised operations and online businesses.

Competition

We believe that the principal competitive factors in the automotive retail business are location, service, price, selection, and online and mobile offerings. There are a large number of well-capitalized competitors in the northeastern United States that have extensive automotive retail managerial experience and strong retail locations and facilities. In addition, we estimate that there are approximately twice as many independent used vehicle dealers in the United States as there are franchised new vehicle dealers. We faced competition from (i) several public and private companies that operate numerous automotive retail dealerships on a regional or national basis, including franchised dealers that sell new and used vehicles as well as non-franchised dealers that sold only used vehicles, (ii) private companies that operated automotive retail dealerships in our markets, and (iii) online and mobile sales platforms. We competed with dealers that sold the same vehicle brands that we sold, as well as dealers and certain manufacturers that sold other vehicle brands that we did not represent in a particular market. Our new vehicle dealership competitors had franchise agreements with various vehicle manufacturers and, as such, generally had access to new vehicles at the same prices and on the same terms as other dealers franchised by the same manufacturers.

While we were larger and had more financial resources than most private automotive retailers with which we competed with in the majority of our regional markets, we did compete directly with some large, consolidated operations with similar or greater resources than ours. We did not have any cost advantage in purchasing new vehicles from manufacturers. We relied on advertising and merchandising, pricing, our sales model, our sales expertise, service reputation and the location of our dealerships to be competitive selling new vehicles.

We also competed with independent automobile service shops and service center chains. We believed that the principal competitive factors in the parts and service segment of our business were the ability to provide parts and service covered by manufacturer warranties and recall programs, our price, location, expertise with the particular vehicle lines, and customer service. We believed that the principal competitive factors relative to these finance and insurance products were product selection, convenience, price, contract terms, and the ability to finance vehicle protection and aftermarket products and services.

Franchise Agreements with Manufacturers

Each of our dealerships operated under a separate agreement with the manufacturer of the new vehicle brand it sold (each, a “Franchise Agreement”). Typical automobile franchise agreements specify the locations within a designated market area where the dealership may sell vehicles and related products and perform approved services. The designation of such areas and the allocation of new vehicles among dealerships are at the discretion of the manufacturer. Under the terms of our Franchise Agreements, the automobile manufacturers designated specific marketing and sales areas where a dealer of a vehicle brand were able to be located and operate. Franchise Agreements also grant a dealership the right to use and display manufacturer’s trademarks, service marks, and designs in the manner approved by each manufacturer.

Our Franchise Agreements and the framework agreements described below typically limited our ability to acquire multiple dealerships of a given brand within a particular geographic market area. Certain state franchise laws also restricted us from relocating our dealerships, or establishing new dealerships of a particular brand, within any area that is served by another dealer with the same brand. To the extent that a market has multiple dealers of a particular brand, as certain markets we operated in did, we were subject to significant intrabrand competition.

A Franchise Agreement may have imposed requirements on the dealership with respect to:

●	Facilities and equipment;
●	Inventories of vehicles and parts;
●	Minimum working capital;
●	Training of personnel; and
●	Performance standards for market share and customer satisfaction.

Each manufacturer closely monitors compliance with these requirements and required each dealership to submit monthly financial statements.

The typical Franchise Agreement provided for early termination or non-renewal by the manufacturer upon:

●	A change of management or ownership without manufacturer consent;
●	Insolvency or bankruptcy of the dealer;
●	Death or incapacity of the dealer/manager unless the dealer/manager is replaced within a specified period of time with an individual satisfactory to the manufacturer;
●	Conviction of a dealer/manager or owner of certain crimes;
●	Misrepresentation of certain sales or inventory information by the dealership, dealer/manager or owner to the manufacturer;
●	Failure to operate the dealership adequately in accordance with the Franchise Agreement;
●	Failure to maintain any license, permit or authorization required for the conduct of business;
●	Poor market share; or

●	Low customer satisfaction index scores.

Further, the contractual terms of our dealerships’ Franchise Agreements provided for various durations, ranging from one year to no expiration date, and in certain cases, manufacturers had undertaken to renew such franchises upon expiration so long as the store was in compliance with the terms of the agreement. Additionally, any contemplated dispositions of dealerships required the consent of the manufacturers prior to closing.

Our dealerships’ Franchise Agreements provided for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction). There were instances where disagreements had arisen between certain manufacturers and our dealerships which resulted in confidential settlement agreements between the parties. All notices of termination issued to our dealerships were settled or resolved and we have no litigation pending with any manufacturers or distributors, aside from the matter relating to Prime Subaru Manchester disclosed in “Item 3. Legal Proceedings.” In general, the states in which we operated had automotive dealership franchise laws that provided that, notwithstanding the terms of any Franchise Agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult, outside of bankruptcy, for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership Franchise Agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy. From time to time, certain manufacturers asserted sales and customer satisfaction performance deficiencies under the terms of our Franchise Agreements. We generally worked with these manufacturers to address the asserted performance issues.

We also signed master framework agreements with certain manufacturers that imposed additional requirements relating to our management, operation, advertising and marketing, and acquisition and ownership structure of automotive dealerships franchised by such manufacturers. Additionally, some of these agreements contained restrictions on our ability to name and brand our dealerships. Some of these framework agreements gave the manufacturer or distributor the right to acquire, at fair market value, or the right to compel us to sell, the automotive dealerships franchised by that manufacturer or distributor in the event of material changes in management or control of the Partnership, or other extraordinary corporate transactions such as a merger, or the sale of all or substantially all of our assets, a bankruptcy, or other adverse legal actions (such as a criminal indictment of GPB or an affiliate of GPB) or events affecting the Partnership or its affiliates.

Seasonality

Within the automotive industry as a whole, sales are typically lower during the first quarter of each calendar year due to consumer purchasing patterns during the holiday season and inclement weather in certain markets. We believed our franchise diversification and cost controls would moderate this seasonality. However, if conditions occurred that weakened automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, pandemics, depressed economic conditions including unemployment or weakened consumer confidence, or similar adverse conditions, our revenues for the year could have been adversely affected.

Regulation

Automotive and Other Laws and Regulations

Automotive retail is a highly regulated industry. A number of state and federal laws and regulations affected our dealership business, such as those relating to motor vehicle sales, retail installment sales, leasing, sales of finance, insurance, and vehicle protection products, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, health and safety, wage-hour, anti-discrimination, and other employment practices. In addition, in the states in which our dealerships operated, our dealerships were required to obtain various licenses in order to operate their businesses, including dealer, sales, finance, and insurance-related licenses issued by state authorities. Any failure to comply with laws and regulations may have resulted in the assessment of administrative, civil, or criminal penalties, the imposition of remedial obligations, such as extensive and expensive product recalls, or the issuance of injunctions limiting or prohibiting operations. In addition, many laws may have given customers a private cause of action. Claims arising out of actual or alleged violations of law may have been asserted against us, or our dealerships, by individuals, a class of individuals, or governmental entities. These claims may have exposed us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines.

Our financing activities with customers were subject to numerous federal, state, and local laws and regulations. In recent years, there has been an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory powers. The CFPB does not have direct authority over automotive dealers. However, its regulation of larger automotive finance companies and other financial institutions could have affected our financing activities.

The vehicles we sold were also subject to rules and regulations of various federal and state regulatory agencies.

Environmental, Health, and Safety Laws and Regulations

Dealerships are subject to a wide range of federal, state, and local environmental laws and regulations. As with automotive dealerships generally, and service, parts, and body shop operations in particular, the automotive dealership business involves the use, storage, handling, and contracting for recycling or disposal of hazardous substances or wastes and other environmentally-sensitive materials. Our operations involve the use, handling, storage, and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel.

We incurred certain costs to comply with environmental, health, and safety laws and regulations in the ordinary course of our business. We do not currently expect to incur significant costs for remediation. However, no assurances can be given that material environmental commitments or contingencies already exist but are unknown to us.

Employees

As of December 31, 2021, we employed approximately 65 persons on a full-time equivalent basis. Employee relations are considered to be good.

Our employees are fairly compensated, without regard to gender, race, ethnicity, religion, age, disability, sexual orientation, or expression, and routinely recognized for outstanding performance. To ensure the health and well-being of our employees, we provide access to benefits and offer programs that support work-life balance and overall well-being including financial, physical and mental health resources. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct training to prevent harassment and discrimination and monitor employee conduct year-round. The Partnership believes a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. As a result, diversity and inclusion help the Partnership meet the needs of customers. We strive to maintain a culture that enables all employees to be treated with dignity and respect while devoting their best efforts to performing their jobs to the best of their respective abilities and operate in a supportive culture that incorporates highly ethical behavior. The Partnership measures employee engagement on an ongoing basis as it believes an engaged workforce leads to a more innovative, productive and profitable company. The results from engagement efforts are used to implement and enhance programs and processes designed to keep employees connected with the Partnership.

Available Information

We make available through our web site at http://www.gpb-cap.com in the “Monitor Info & SEC Filings — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 12(b) or (g) of The Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website for the foregoing information at http://www.sec.gov. Occasionally, we may use our web site as a channel of distribution of material company information. Financial and other material information regarding the Partnership is routinely posted on and accessible at http://www.gpb-cap.com.

The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC.

Item 1A. Risk Factors

Our business, financial condition, results of operations, cash flows, and prospects, and the performance of our Units, may be adversely affected by a number of factors. The risks, uncertainties, and other factors that our Limited Partners and prospective Limited Partners should consider include, but are not limited to, the following:

RISKS RELATED TO THE PARTNERSHIP AND PLAN OF LIQUIDATION

We may not be able to pay liquidating distributions to our limited partners at the times and in the amounts expected.

We cannot predict the timing or amount of any liquidating distributions, as uncertainties exist as to the ultimate amount of our expenses associated with completing our monetization strategy, our liabilities, our operating costs and amounts to be set aside for claims, obligations and expenses during the liquidation and winding-up process, and the related timing to complete such transactions. These and other factors make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to limited partners or the timing of any such distributions.

If we fail to retain sufficient funds to pay the liabilities actually owed to our creditors, each Limited Partner receiving liquidating distributions could be liable for payment to our creditors for such Limited Partners’ pro rata share of any shortfall, up to the amount actually distributed to such Limited Partner in connection with the dissolution.

Under Delaware law, in the event we fail to retain sufficient funds to pay the expenses and liabilities actually owed to our creditors, each Limited Partner could be held liable for payment to our creditors for claims brought during the three-year period after the effective date of dissolution, up to the lesser of (1) such Limited Partner’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (2) the amounts previously received by such Limited Partner in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a Limited Partner could be required to return part, or all, of the distributions previously made to such Limited Partner in the dissolution, and a Limited Partner could receive nothing from us under the Plan of Liquidation, but no Limited Partner will be liable for claims against the Partnership in excess of their capital account balance. Moreover, in the event a Limited Partner has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a Limited Partner incurring a net tax cost if the Limited Partner's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.

Our Limited Partners may not receive distributions to fully return their invested capital.

There can be no assurance that the Partnership will pay its operating expenses, liabilities, and obligations during the liquidation and wind-down process, and make distributions to its Limited Partners to fully return their paid capital, or any distributions at all in excess of their paid in capital.

We and the General Partner are involved in material litigation arising from the operations of the Partnership and we are subject to litigation risks. Resolving litigation disputes can be costly and time consuming.

We, the General Partner, as well as Ascendant and Axiom Capital Management, Inc. (“Axiom”), affiliated broker-dealers, and current and former officers and employees of the foregoing are defendants in lawsuits arising from the sale and marketing of the Units, including fees paid in connection therewith, and the operation of the Partnership, including the dissemination of information to Limited Partners regarding the Partnership and Partnership distributions. These lawsuits variously allege fraud and misrepresentation, misuse of investor funds, breach of fiduciary duty and other causes of action and seek substantial damages, injunctive relief, rescission, disgorgement and other remedies. As a result of outstanding litigation, there may be significant legal fees incurred by the Partnership.

GPB faces various regulatory and governmental matters, certain of which arise from its activities as our General Partner. See “Item 3. Legal Proceedings” for more details. We intend to defend against these claims vigorously, however, an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition or results of operations. Any restriction on GPB’s ability to conduct business as an investment advisor registered under the Investment Advisors Act of 1940 could materially and adversely affect our ability to manage the Partnership.

The Partnership was required under federal securities laws to file a Form 10 and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act. The Partnership failed to file a Form 10 until May 14, 2021. Owners of Class A Units and Class A-1 Units would have lacked material information about the Partnership prior to the filing of the Form 10 and may have been harmed by the Partnership’s delay in filing. The SEC has filed a lawsuit against the General Partner, and one of the allegations in the lawsuit is that the Partnership failed to file a Form 10 when required. The Partnership has incurred expenses in advancing funds to the General Partner to pay for its attorney’s fees and costs in that lawsuit, and will continue to incur expenses in that regard.

We and our subsidiaries that used to operate dealerships are involved, and will continue to be involved, in legal proceedings arising out of the operations of our business, including litigation with customers, wage, hour and other employment-related lawsuits, and actions brought by governmental authorities. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, financial condition, or results of operations.

In the event settlement discussions regarding class action lawsuits or any pending regulatory investigations are unsuccessful, any liability may require an outflow of cash from the Partnership. The amount and timing of any such outflow of cash is not estimable at this time.

GPB anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals, coupled with the inevitable slowdown due to the ongoing pandemic, some or all of these matters may not be resolved for several years.

We are advancing funds to officers, directors and representatives of the dealerships, as well as GPB, its principals and representatives, for any reasonable costs they may incur in connection with defending themselves in such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes. The officers, directors and representatives of our dealerships (including our personnel or persons affiliated with GPB) may similarly receive funds by such dealerships. These arrangements to advance funds may result in contingent liabilities, for which we established reserves and escrows. In that regard, distributions to Limited Partners may be delayed or withheld until such reserve is no longer needed or the escrow period expires. If the amounts of such reserves or escrows are insufficient, such liabilities might ultimately have to be funded by Limited Partners to the extent that such Limited Partners have received prior cash distributions from us.

We have identified material weaknesses in our internal controls. We will expend significant financial and other resources to comply with the requirements of being a public entity. These requirements may place a strain on our systems and resources.

As a public reporting entity, the Partnership is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “Sarbanes-Oxley”). The Exchange Act requires that we file annual, quarterly and current reports with respect to material events affecting our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in both Sarbanes-Oxley and the Dodd-Frank Act that require changes in our corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We may expend substantial resources developing and maintaining procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting entities. In order to ensure the effectiveness of our disclosure controls and procedures and our internal control, significant financial and human resources as well as management oversight would be required. In particular, to achieve compliance with Sarbanes-Oxley internal control mandates within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We have identified weaknesses, or a combination of significant deficiencies, relating to risk assessment, control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses are attributed, in part, to insufficient and ineffective controls within our financial close and reporting process. We are addressing and remedying these weaknesses as they are discovered and will continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley.

We expect to incur significant additional annual expenses related to our public company status and, among other things, to directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, and additional administrative expenses payable to

GPB or affiliated entities to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We have concluded that there are material weaknesses in our system of internal control over financial reporting, which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement internal control over financial reporting could cause us to fail to meet our reporting obligations. We have determined that material weaknesses in our internal control over financial reporting exist in part as a result of insufficient and ineffective controls within our financial close and reporting process. Moreover, the Partnership did not design and implement effective control over our control environment, risk assessment, control activities and monitoring activities with regard to our processes and procedures commensurate with our financial reporting requirements which were determined to be material weaknesses. Despite our adoption of the Plan of Liquidation, the Partnership is working to remediate these material weaknesses. However, there can be no assurance that such remediation will be adequate or timely to prevent any material misstatements or omissions in our financial statements.

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information.

Our information technology systems are important for operating our business efficiently. We rely on information systems to effectively manage our business and the preparation of our consolidated financial and operating data. Despite the security measures we plan to have in place and any additional measures we may implement, our facilities and systems, and those of any third-party service providers, could be vulnerable to security breaches, ransomware, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. The failure of information systems to perform as designed, the failure to maintain and enhance or protect the integrity of these systems or any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or any third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, expose us to third-party claims, result in adverse publicity or otherwise adversely affect our financial condition and results of operations.

Aspects of our operations are subject to privacy, data use and data security regulations, which impact the way we use and handle data. In addition, regulators are proposing and adopting new laws or regulations that could require us to adopt certain cyber security and data handling practices. The changing privacy laws create new individual privacy rights and impose increased obligations on companies handling personal data.

We collect, process, and retain personally identifiable information regarding Limited Partners, employees, and vendors in the normal course of our business. Our internal and third-party systems are subject to risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day-to-day basis. We invest in reasonable commercial security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, reputation with current and potential Limited

Partners, employees, or vendors. We could also experience, other operational and financial impacts resulting from investigations, litigation, or imposition of penalties or other means.

We depend on GPB to develop and implement appropriate systems for certain of our activities. In addition, certain of GPB’s operations may interface with or depend on systems operated by third parties, and there may be inadequate means to verify the risks or reliability of such third-party systems. These programs or systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any such defect or failure could have a material adverse effect on us. Although GPB endeavors to provide sufficient redundancy and back-up for material information related to us, GPB is not liable to us for losses caused by systems failures.

RISKS AS A RESULT OF OUR ASSOCIATION WITH THE GENERAL PARTNER AND HIGHLINE

Reliance on Highline, GPB and its affiliates.

The Partnership is dependent upon the efforts, experience, contacts and skills of Highline, GPB and its affiliates as well as those of the independent managers recruited by GPB to assist in the management of the Partnership. Management of the Partnership is provided by the management of Highline, which is overseen by the Board. The structure and composition the Highline board of directors is described in “Item 10. Directors and Executive Officers.” Various employees of and advisors to GPB provide services to the Partnership, which are in addition to and separate from GPB’s services as General Partner of the Partnership. There can be no assurance that such employees and advisors will continue to provide services to GPB or will continue to function on the Partnership’s behalf. The loss of any member of the board of directors of Highline, any of GPB’s or Highline’s key employees or any GPB or Highline employees or advisors providing services to the Partnership could have a material, adverse effect on the Partnership, and the recruitment of qualified replacement personnel could prove difficult. We do not maintain any key man insurance for any such individuals. In addition, there is no key man succession plan currently in place.

The events of February 4, 2021, including the indictment of the owner and former officer of GPB, the filing by the SEC and other government agencies of litigations against GPB, and the appointment of the Monitor, may have an adverse impact on the ability of GPB to operate its business effectively. The Monitor was granted the authority to approve or disapprove of material corporate transactions proposed by Highline, GPB and its affiliates.

Expenses related to GPB and Highline are significant. We need to make substantial profits to avoid depletion of our assets and provide a return to our Limited Partners.

GPB is entitled to receive the “Managerial Assistance Fee”, “Acquisition Fees”, and reimbursement of “Organizational and Offering Expenses” described herein regardless of whether we or any of our dealerships operated or were sold at a profit. Similarly, we are obligated to reimburse GPB for the portion of the total compensation of GPB’s officers and employees relating to the time such officers or employees provide “In-House Services” or “Operations Support Services” as defined in the PPM to the Partnership or our dealerships regardless of whether we or any of our dealerships operated or were sold at a profit. In addition to the fees paid to GPB, Highline is paid an operation service provider (“OSP”) fee for services provided to the Partnership.

There are potential conflicts of interest between GPB and its affiliates and the Partnership that could impact our returns.

GPB and its affiliates, their directors, officers, employees and agents and entities in which the foregoing persons have an ownership interest, which collectively, including GPB, are referred to herein as “Related Parties,” may have actual or potential conflicts of interest in connection with our activities and acquisitions. GPB typically places certain restrictions on the Partnership entering into a transaction in which a Related Party has a financial interest (referred to herein as an “Interested Transaction”). GPB has policies and procedures in place for addressing Interested Transactions, which typically include a review of the transaction and associated documents by GPB’s Chief Compliance Officer and/or the Chief Compliance Officer’s delegate(s). These Interested Transaction procedures do not, however, assure that all conflict of interest transactions and relationships involving the Partnership will receive independent review or that all conflicts will be effectively remediated in transactions that are reviewed.

The Partnerships fee structure and expense reimbursement policies also give rise to conflicts of interest between the Partnership and the Related Parties. Because GPB is entitled to be reimbursed for In-House Services and Operations Support Services, GPB could assign internal personnel to provide more services to the Partnership than are necessary in order to defray its internal compensation expenses or allocate an excessive portion of such expenses to the Partnership.

Limited Partners have very limited rights to vote or to remove the General Partner.

Limited Partners are not entitled to participate in operating the Partnership’s business, and have only limited voting and consent rights on matters affecting our business. The Limited Partners may only remove GPB upon the occurrence of certain events, such as if a court of competent jurisdiction has entered a final, non-appealable judgment finding GPB liable for actual fraud or willful misconduct in its capacity as our General Partner, in which case the vote of unaffiliated holders of at least 20% of the Units is required to remove the General Partner. There is also a limited ability of Limited Partners to call meetings or to acquire information about our operations. As a result of these provisions, Limited Partners have very little ability to influence the Partnership’s operating results and may not remove GPB as our General Partner simply because Limited Partners believe that it is poorly managing our business.

RISKS RELATED TO THE UNITS

Our Units are illiquid, have no public market and are generally transferable only with the consent of the General Partner. Redemptions of the Units are at the discretion of the General Partner and have been suspended.

Our Units are not listed on any securities exchange or interdealer quotation system and there is no intention to seek such a listing. There is no established market for the Units. Transfers of Units are permitted under the LPA only with the consent of the General Partner. The Units have not been registered under the 1933 Act or applicable state “Blue Sky” securities laws and cannot be sold unless they are subsequently registered or an exemption from such registration is available. The absence of a market for the Units means that there is an extremely limited opportunity for a Limited Partner to sell its Units. Units should be viewed solely as long-term, illiquid investments. Accordingly, Limited Partners should expect to hold their investments in us with the expectation that any returns will be realized only from the effective execution of the Plan of Liquidation.

Although the LPA contains provisions for limited redemptions of Units, redemptions are at the General Partner’s sole discretion and are subject to notice requirements and other limitations set forth in the LPA. The General Partner has suspended all redemptions and there can be no assurance as to whether or when voluntary redemptions will resume. Unit-holders must bear the economic risk of their investments for an indefinite period of time.

Limited Partners may be subject to filing requirements and may be subject to short-swing profits under the Exchange Act as a result of an investment in us. It can be burdensome to comply with filing requirements.

Because our Units are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Units must be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our annual financial statements the amount of outstanding Units and our Limited Partners’ Units, the responsibility for determining the filing obligation and preparing the filing remains with the Limited Partner. In addition, owners of 10% or more of our Units are subject to reporting obligations under Section 16(a) of the Exchange Act.

Investors who hold 10% or more of a class or series of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities registered under the Exchange Act within a six-month period.

Investments in our Units may have adverse tax consequences.

With limited exceptions designed to meet the needs of U.S. tax exempt investors and certain non U.S. investors, the Partnership generally expects to be treated as a partnership for U.S. federal income tax purposes. Each Limited Partner, in determining its U.S. federal income tax liability, will take into account its allocable share of the Partnership’s income, gain, loss, deduction and credits, without regard to whether it has received distributions from the Partnership. The Partnership anticipates that it may incur income that would be treated as unrelated business taxable income (“UBTI”) under Sections 512 and 514 of the Internal Revenue Code of 1986, as amended (the “IRC”). Accordingly, Limited Partners that are tax exempt entities, including qualified retirement plans (stock, bonus, pension, or profit sharing plans described in IRC§401(a)) and individual retirement accounts (“IRAs”), are urged to consult their tax advisors concerning the U.S. Federal, state and local income and other tax consequences that may result from an investment in the Partnership.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Upon acquisition of a dealership, the Partnership would have typically purchased the real estate and acted as the landlord for those dealership operations. In situations where buying the real estate was not possible or economical, the Partnership would lease the related property. As of December 31, 2021, we owned one property and leased two properties. These properties are located in Massachusetts, New Hampshire, and New York. The properties consist primarily of automotive showrooms, display lots, service facilities, supply facilities, automobile storage lots, parking lots and offices. We believe that the properties are sufficient for the current operating needs and are in good condition in all material aspects. The remaining dealership is located in New Hampshire.

Item 3. Legal Proceedings

We, our General Partner, and our former dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss. We are advancing funds to officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

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

With respect to all significant litigation and regulatory matters facing us, our General Partner, and our former dealerships, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business or results of operations.

Appointment of Monitor

On February 11, 2021, the EDNY Court, in the SEC Action, appointed the Monitor over GPB until further order of the Court. Pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

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

The Monitor was required to submit a report to the EDNY Court within 60 days of his appointment recommending either continuation of the monitorship, converting it to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (the previously-defined “EDNY Court” and “SEC Action”). No GPB-managed partnership was sued. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the partnership, and subsidiaries of the partnership, promptly following his indictment.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

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

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider, and GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

In the current action, plaintiffs are alleging various breaches of fiduciary duty, unjust enrichment, and with regard to GPB, breach of the Partnerships’ LPAs. Plaintiffs are seeking unspecified damages, declaratory, and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

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

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, and violations of the Texas Securities Act. The plaintiffs are seeking unspecified damages, declaratory relief, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

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

Jeffry Schneider v. GPB Capital Holdings, LLC et al., Case No. 2021-0963 (Court of Chancery, DE):

In November 2021, Plaintiff, a former affiliate of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking a ruling that he is contractually entitled to mandatory advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On March 24, 2022, the Chancery Court issued a bench ruling, finding that Plaintiff was entitled to advancement of his legal fees from GPB Capital. GPB does not anticipate any of the legal fees relating to the matter to be charged to the Partnership.

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking a ruling that he is contractually entitled to mandatory advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. GPB does not anticipate any of the legal fees relating to the matter to be charged to the Partnership.

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement ("Subaru Dealer Agreement") with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire ("SNE"), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE's consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the "Turndown"). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the "NHMVIB") (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney's fees to Prime Subaru Manchester. This Protest action is in an early stage, and no assurance can be given about the timing or resolution of the action. If the Protest is successful, then Prime Subaru Manchester will complete the proposed sale of substantially all of its assets to Group 1 as contemplated by the purchase agreement. If the protest is unsuccessful, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1.

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

In November 2021, the parties to both actions involving Mr. Rosenberg agreed to a full and final settlement of the pending litigation and arbitration of $30.0 million, which included an additional legal expense of $6.0 million recorded in selling, general and administrative expenses of the Consolidated Statement of Operations for the year ended December 31, 2021, to cover the excess over the redeemable non-controlling interest already recorded in the Consolidated Balance Sheet, and to a full release from any and all pending claims. Upon full execution of the settlement, the parties filed a joint stipulation, dismissing with prejudice the pending litigation in Massachusetts, and withdrawing from the JAMS arbitration.

VWoA v. GPB Capital Holdings, LLC (S.D.N.Y., Case No. 1:20-cv-01043)

VWoA sought a declaration that, inter alia: (a) GPB’s change of directors entitles VWoA to the remedies agreed upon by the parties in the parties’ Business Relationship Agreement; (b) GPB’s removal and/or termination of David Rosenberg is an event under the BRA that enables VWoA to enforce the requirement that the Partnership divest all ownership interests in the dealerships; and (c) GPB failed to abide by the BRA’s divestiture requirement, thus entitling VWoA to enforce the termination remedy.

On or about November 30, 2021, following the sale of the business, the parties agreed to discontinue the litigation and filed with the District Court a Stipulation for Dismissal with Prejudice of the action.

AMR Auto Holdings – PA, LLC d/b/a Westwood Audi v. Audi of America, Inc., an operating unit of Volkswagen Group of America, Inc. (Dist. of Massachusetts, No. 1:20-cv-10861)

In February 2020, Audi of America’s sent a notice of termination of AMR Auto Holdings – PA LLC’s (“AMR”, a subsidiary of the Partnership) franchise agreement to sell Audi motor vehicles, based on a claim that AMR had breached certain agreements with Audi. On April 3, 2020, AMR filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, which, by agreement with Audi, stayed termination of the franchise pending resolution of the lawsuit. The case was removed in May 2020 to the United States District Court for the District of Massachusetts. On or about November 23, 2021, following the sale of the business, the parties agreed to discontinue the litigation and filed with the District Court a Stipulation for Dismissal with Prejudice of the action.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. Under the liquidation basis of accounting pursuant to ASC 205-30, we continue to evaluate these legal matters and potential future losses in accordance with ASC 450.

Actions asserted by GPB or the Partnership

GPB Capital Holdings, LLC et al. v. Patrick Dibre (Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court against Patrick Dibre, one of their former operating partners, for breach of contract and additional claims arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. The plaintiffs are seeking unspecified damages and certain equitable relief.

Any potential losses associated with this matter cannot be estimated at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer purchases of Equity Securities.

MARKET INFORMATION

The Partnership offered $750.0 million in Units, and has issued $682.9 million in total of Class A, Class A-1, Class B, and Class B-1 Units, for which, there is currently no public market, nor can we give any assurance that one will develop. Each class was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D under the Securities Act. As of December 31, 2021, the approximate number of holders of Class A Units was 3,560 of Class A-1 Units was 2,441, of Class B Units was 498, and of Class B-1 Units was 336.

Because our Units have been acquired by investors in one or more transactions “not involving a public offering,” our Units are “restricted securities” as defined under Rule 144 of the Securities Act and may be required to be held indefinitely. Our Units generally may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the Units are registered under applicable securities laws or specifically exempted from registration (in which case the Limited Partner may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Units until the Partnership is liquidated. From August 2018 through the date of this filing, all Unit transfers are currently on a moratorium with no planned relaxing of this hold. Nevertheless, any and all transfers are allowable at our discretion.

DISTRIBUTION POLICY

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has generally made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees with a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. A Class B and Class B-1 investor has received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2020 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

●	First, 100% to the Limited Partners, in proportion to their respective Net Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ Net Capital Contribution Amount;
●	Second, 100% to the Limited Partners, in proportion to their respective Unreturned Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ aggregate Capital Contributions;
●	Third, 100% to the Limited Partners, in proportion to their respective Accrued Preferred Returns, until each Limited Partner has received cumulative distributions equal to the sum of such Limited Partners’ aggregate Capital Contributions and Limited Partner Preferred Return;
●	Fourth, 100% to the Special Partner until the cumulative distributions made to the Special Partner equal 20% of the sum of all amounts distributed to each Limited Partner in excess of such Limited Partners’ Net Capital Contribution Amount and to the Special Partner and;
●	Thereafter, amounts available for distribution by the Partnership will be distributed 80% to the Limited Partners and 20% to the Special Partner, with such amounts distributed to the Limited Partners in proportion to their respective aggregate Capital Contributions.

In the first quarter of 2019, the Partnership transitioned to a quarterly dynamic distribution rate, which will be paid in arrears. The General Partner will determine distribution amounts, if any, following the end of the calendar quarter, and will generally pay out distributions prior to the end of the subsequent quarter. Distribution rates under this policy will likely fluctuate from quarter to quarter based on, among other things, the performance of the Partnership. As a result, Limited Partners should not expect distribution rates to remain consistent at the current rate, or at any rate decided upon thereafter. In accordance with the first step of the Partnership’s distribution waterfall, all of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included cash flow from operations and investor contributions. The change in the Partnership’s distribution policy reinforces the alignment between Limited Partners and GPB to improve fund performance and maximize value to our Limited Partners. As of February 2021, all distributions need to be approved by the Monitor until further notice.

There were no cash distributions to Limited Partners for the years ended December 31, 2021, 2020 and 2019.

Net profits and net losses will be allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses are determined on an accrual basis of accounting in accordance with US GAAP.

REDEMPTION POLICY

As per the LPA and PPM, Limited Partners who have held their Units for at least one year may request that the Partnership repurchase all, but not less than all, of their Units. A Limited Partners’ ability to request a redemption may not be construed to mean a Limited Partner has any right to demand or receive the return of such Limited Partners’ capital contribution or otherwise modify any limitations under the PPM. The Partnership intends to redeem Units on a quarterly basis on the last business day of each calendar quarter and will not redeem in excess of 10% of the Units during any 12-month period, provided that the Partnership will not redeem any Units held by a Limited Partner prior to the time that is 60 calendar days after the Partnership receives the required written notice from the Limited Partner. The redemption price for redeemed Units will be 97% of the net asset value of such Units as of the close of business on the applicable redemption date, minus any fees incurred by the Partnership in connection with the redemption, including legal and administrative costs for redemption. The General Partner reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the price or prior notice period for redemptions, or (3) terminate, suspend and/or reestablish the Partnership’s redemption program. The General Partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase Units. Generally, the cash available for redemptions will be limited to 10% of the Partnership’s operating cash flow from the previous fiscal year. If the funds set aside for the redemption program are not sufficient to accommodate all requests as of any calendar quarter end, then at such future time, if any, when sufficient funds become available in the General Partner’s sole discretion, pending requests will be honored among all requesting Limited Partners in accordance with their order of receipt.

In August 2018, the General Partner suspended all redemptions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we use the terms the “Partnership”, “we”, “us”, or “our” to refer to the business of GPB Automotive Portfolio, LP and its consolidated subsidiaries, unless otherwise indicated.

Impact of COVID-19 on Our Operations, Financial Condition, Results of Operations, and Liquidity

The effects of the COVID-19 pandemic continue to evolve. While we have seen a gradual rebound in recent months, the outbreak or future outbreaks in the markets in which we operate may cause continued changes in customer behavior and supply chain disruptions, including a potential reduction in customer traffic and limited vehicle supply at Prime Subaru Manchester.

OVERVIEW

GPB Automotive Portfolio, LP is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB, a Delaware limited liability company and registered investment adviser, is the Partnership’s general partner pursuant to the terms of the Fifth Amended and Restated Limited Partnership Agreement dated April 27, 2018. Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “Other Recent Events - Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline, pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

Until the sale of substantially all of the Partnership’s assets described below under “Recent Events - Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners.

We report all of our businesses as a single segment for accounting purposes based on the financial information that is available and evaluated by the CODM in deciding how to allocate resources and in assessing performance of the Partnership.

Prior to the sale of substantially all of our assets, our principal business was the retail sale of automobiles in the northeastern United States. We offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which included vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. We continue to own and operate one dealership in Manchester, Prime Subaru Manchester, pending completion of the currently contracted sale of that dealership.

We originally planned to hold our existing dealerships, and any dealerships acquired in the future, for the long-term. However, in light of the legal matters facing the Partnership, we took advantage of market conditions to exit the business via the Group 1 Sale.

Sale of Substantially All of the Partnership’s Assets

On September 12, 2021, the Partnership and certain of its direct and indirect subsidiaries entered into a Purchase Agreement  with Group 1. Pursuant to the Purchase Agreement, the Partnership agreed to sell substantially all of the assets of the Partnership, including, but not limited to the Partnership’s real property (including entities owning real property), vehicles, parts and accessories, goodwill, permits, intellectual property and substantially all contracts, that relate to their automotive dealership and collision center businesses, subject to obtaining the relevant manufacturer approvals, and excluding certain assets such as cash and certain receivables. The Purchase Agreement was approved by GPB (via Highline) and the Monitor (as defined below).

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration is subject to customary post-close adjustments as defined in the Purchase Agreement. See “Footnote 5. Acquisitions and Dispositions” in our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statements and Schedules” for more information.

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership in April 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the transfer. See “Item 3. Legal Proceedings” for more information on the Prime Subaru Manchester transaction.

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Agreement, which was is filed as Exhibit 2.1 in “Item 15. Exhibits and Financial Statements and Schedules.”

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for distribution to the Partnership and GPB Holdings II, LP, of a sum of $570.0 million of which $188.8 was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership. Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in other investments are contemplated. In accordance with US GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 31, 2021.

The Board formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its Limited Partners, as uncertainties exist as to the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions and the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024. Please see “Item 1A. Risk Factors.”

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 28, 2021, requires our financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”). Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan of Liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan of Liquidation will be blocked by other parties, or (b) the Plan of Liquidation is being imposed by other forces (for example, involuntary bankruptcy).

The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, equity and cash flows are no longer presented.

The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources in liquidation. The liquidation basis of accounting may only be applied prospectively from the day liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.

Our consolidated financial statements for the year ended December 31, 2021, include a Consolidated Statement of Net Assets in Liquidation as of December 31, 2021, and all disclosures necessary to present relevant information about our expected resources in liquidation. Because the approval of our Plan of Liquidation occurred on December 28, 2021, and we adopted December 31, 2021, as a more convenient date to commence liquidation accounting, the presentation of changes in net assets in liquidation would not provide meaningful information to users of the financial statements and therefore, no such consolidated financial statement has been presented herein. As required by US GAAP, we have presented Consolidated Statements of Operations, Partners’ Capital, and Cash Flows on a going concern basis up to and including December 31, 2021.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Highline Board of Directors, and forecasts generated by our management. Estimates for the liquidation value of Prime Subaru Manchester were determined through a combination of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement. Our liabilities are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation was approved by Highline and will be sold by June 30, 2024, with liquidation complete by December 31, 2024, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Highline board, consultation with the Monitor and the Company’s external counsel and contemplates such matters as the sale of Prime Subaru Manchester, the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.

RESULTS OF OPERATIONS

The Partnership’s core strategy was to own automotive dealerships and maximize value to the Limited Partners. Our dealership operations were organized into geographic market-based dealership groups. Our CODM has been determined to be the members of our automotive strategy team and are employees of GPB and Highline. We reported all of our business operations as a single segment for accounting purposes based on the financial information that is available and reviewed by the CODM in deciding how to allocate resources and in assessing performance of the Partnership. The CODM does not actively participate in the day-to-day operations of the dealerships.

The results of operations includes the operating results of our dealerships up to the date such dealerships were sold to third parties. The following table summarizes the results of our operations for the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,			2021 vs 2020		2020 vs 2019
				Increase	% Increase	Increase	% Increase
(Dollars in thousands)	2021	2020	2019	(Decrease)	(Decrease)	(Decrease)	(Decrease)

Revenues:
New vehicle retail	$924,310	$1,228,612	$1,538,150	$(304,302)	(24.8)%	$(309,538)	(20.1)%
Used vehicle retail	552,830	687,444	785,686	(134,614)	(19.6)%	(98,242)	(12.5)%
Used vehicle wholesale	93,567	98,017	152,315	(4,450)	(4.5)%	(54,298)	(35.6)%
Service, body, and parts	207,455	268,764	338,803	(61,309)	(22.8)%	(70,039)	(20.7)%
Finance and insurance	77,365	94,412	110,070	(17,047)	(18.1)%	(15,658)	(14.2)%
Total Revenues	1,855,527	2,377,249	2,925,024	(521,722)	(21.9)%	(547,775)	(18.7)%

Gross profit:
New vehicle retail	$94,578	$79,725	$85,871	$14,853	18.6%	$(6,146)	(7.2)%
Used vehicle retail	45,877	48,694	51,833	(2,817)	(5.8)%	(3,139)	(6.1)%
Used vehicle wholesale	11,024	3,718	(1,390)	7,306	196.5%	5,108	(367.5)%
Service, body, and parts	120,153	151,929	186,259	(31,776)	(20.9)%	(34,330)	(18.4)%
Finance and insurance	77,365	94,412	110,070	(17,047)	(18.1)%	(15,658)	(14.2)%
Total Gross profit	348,997	378,478	432,643	(29,481)	(7.8)%	(54,165)	(12.5)%

Gross profit margin percentage:
New vehicle retail	10.2%	6.5%	5.6%	3.7%		0.9%
Used vehicle retail	8.3%	7.1%	6.6%	1.2%		0.5%
Used vehicle wholesale	11.8%	3.8%	(0.9)%	8.0%		4.7%
Service, body, and parts	57.9%	56.5%	55.0%	1.4%		1.5%
Finance and insurance	100.0%	100.0%	100.0%	—%		—%
Total Gross profit margin	18.8%	15.9%	14.8%	2.9%		1.1%

Operating expenses	$700	$357,812	$423,275	$(357,112)	(99.8)%	$(65,463)	(15.5)%
Operating income	348,297	20,666	9,368	327,631	1585.4%	11,298	120.6%
Other income (expense), net	3,611	(28,100)	(43,508)	31,711	112.9%	15,408	(35.4)%
Net income (loss)	$351,908	$(7,434)	$(34,140)	$359,342	(4833.8)%	$26,706	(78.2)%

Dispositions

The comparison of our results of operations for the years ended December 31, 2021 and 2020 is primarily influenced by the disposition of our dealerships pursuant to the sale of substantially all of our operating assets including real estate to Group 1. We did not acquire any dealerships during 2021.

Net proceeds received from dispositions, as well as other certain disposition-related information is presented below:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019

Number of dealerships disposed	34	14	4
Number of franchises disposed	18	26	7
Net proceeds from disposition of dealerships	$629,580	$49,479	$3,765

Proceeds received from the sale of dealerships is net of the repayment of the related floor plan debt.

Additionally, proceeds of $285.2 million and $74.2 million for the sale of property and equipment (including related real estate) was received in 2021 and 2020, respectively.

Comparison of the years ended December 31, 2021 and 2020

Revenues

For the years ended December 31, 2021 and 2020, the Partnership generated revenues of $1,855.5 million and $2,377.2 million, respectively. This represents a decrease of $521.7 million, or 21.9%, in total revenue across all revenue streams.

The decrease in total revenue, across all revenue streams, was primarily attributed to the Partnership’s disposition of three of its dealership groups, FX Caprara, Ron Carter, and Kenny Ross Auto Group (“KRAG”) in September and October 2020, which accounted for revenue reductions of $105.9 million, $140.5 million, and $179.2 million, respectively totaling $425.6 million. In addition, there was approximately a $214.7 million decrease in revenue, attributed to the disposition of 28 dealerships in November and December 2021. These reductions were offset by $120.9 million in incremental revenue attributed to same store dealerships through the date of disposition pursuant to the Group 1 Sale, as a result of increased demand after the peak of the COVID-19 pandemic.

Gross Profit

For the years ended December 31, 2021 and 2020, our gross profit was $349.0 million and $378.5 million and our gross profit margin was 18.8% and 15.9%, respectively. This represents a decrease of $29.5 million, or 7.8%, in total gross profit across all revenue streams and an increase in gross profit margin of 2.9 percentage points.

The decrease in gross profit was primarily attributed to the Partnership’s disposition of the FX Caprara, Ron Carter, and KRAG dealerships in September and October 2020 which account for $54.6 million of the overall decrease. In addition, the decrease is also attributable to the disposition of 28 dealerships in November and December of 2021, which accounted for a gross profit reduction of approximately $10.8 million. These reductions were offset by the increase in gross profit, driven by the increase in revenue, attributed to same store dealerships through the date of disposition pursuant to the Group 1 Sale, which accounted for a gross profit increase of $34.2 million. The increase in profit margin can be explained by the demand in the automotive industry after the three month period of reduced sales activity during the COVID-19 pandemic from March to June 2020. COVID-19 shut down many manufacturers for a period of time, and as a result, inventory was lower, thus creating more demand and higher prices which drove up the profit margin on sales. This was coupled with an increase in used vehicle wholesale driven by demand for used vehicles due to shortages in new vehicle inventory, resulting in higher per unit prices.

Operating Expenses

For the years ended December 31, 2021 and 2020, operating expenses were $0.7 million and $357.8 million, respectively. This represents a decrease of $357.1 million, or 99.8%.

The decrease is explained by a $313.4 million gain on sale of dealerships, property and equipment as a result of the Partnership’s dispositions of dealerships and real estate throughout 2021. This was coupled with a decrease in selling, general and administrative expenses due to the disposition of the FX Caprara, Ron Carter, and KRAG dealership groups in 2020, totaling $11.6 million, $14.9 million, and $24.2 million, respectively, year over year. In addition, operating expense was offset by a decrease in rent expense and depreciation and amortization totaling $4.4 million, primarily resulting from dispositions in 2021.

Operating Income

For the years ended December 31, 2021 and 2020, operating income was $348.3 million and $20.7 million, respectively. This represents an increase of $327.6 million, or 1,585.4%.

This increase is explained by a decrease in gross profit of $29.5 million coupled with a decrease in operating expenses of $357.1 million as described above, primarily the gain on sale of the dealerships, property and equipment in 2021.

Other Income (Expense), net

For the years ended December 31, 2021 and 2020, other (expense) income, net was $3.6 million and $(28.1) million, respectively. This represents a decrease in expense of $31.7 million year over year, or 112.9%.

This decrease in expense is primarily explained by $19.8 million of PPP Loan forgiveness income in 2021. This was coupled with a reduction in floorplan interest expense and interest expense totaling $12.5 million directly attributed to the dispositions of the FX Caprara, Ron Carter, and KRAG dealership in 2020 and the Partnership’s disposition of 28 dealerships in November and December of 2021. In addition, COVID-19 related inventory supply chain shortages for the operating dealerships throughout 2021 reduced floorplan interest expense.

Net Income (Loss)

As a result of the above factors, our overall net income was $351.9 million for the year ended December 31, 2021, as compared to a $7.4 million net loss for the year ended December 31, 2020. This represents a change of $359.3 million, or 4,833.8%.

This increase is primarily explained by the increase in operating income of $327.6 million and other income (expense), net of $31.7 million as described above.

Comparison of the years ended December 31, 2020 and 2019

Revenues

For the years ended December 31, 2020 and 2019, the Partnership generated revenues of $2,377.2 million and $2,925.0 million, respectively. This represents a decrease of $547.8 million, or 18.7%, in total revenue across all revenue streams.

This decrease in total revenue, across all revenue streams, was primarily attributed to the closures and reduced customer traffic during the months of March through June 2020, as a result of the COVID-19 pandemic. In addition, the Partnership disposed of three of its dealership groups, FX Caprara Group (“FX Caprara”), Ron Carter Group (“Ron Carter”), and Kenny Ross Auto Group (“KRAG”), in September and October 2020 which further reduced revenues totaling $139.4 million, $75.6 million, and $103.8 million, respectively, year over year for each of the disposed of dealerships. Management does not expect any COVID-19 pandemic related closures in 2021. The trend of selling dealerships continued with the disposition of Toyota Boston, Hyannis Toyota and Orleans Toyota in the first quarter of 2021 and the disposition of Chevrolet Hyannis and Subaru Hyannis in the second quarter of 2021, and this trend may continue in the future.

Gross Profit

For the years ended December 31, 2020 and 2019, our gross profit was $378.5 million and $432.6 million, and our gross profit margin was 15.9% and 14.8%, respectively. This represents a decrease of $54.1 million, or 12.5%, in total gross profit across all revenue streams and an increase in gross profit margin of 1.1 percentage points.

The decrease of $81.0 million in total gross profit can be attributed to a decrease in total revenue of $547.8 million. Additionally, this decrease is partially offset by $23.8 million due to an overall profit margin improvement of 1.1 percentage points from 2019 to 2020. The profit margin increase can be explained by the pent-up demand in the automotive industry after the three month period of reduced sales activity during the COVID-19 pandemic from March to June 2020. COVID-19 shut down many manufacturers for a period of time, and as a result inventory was lower, thus creating more demand and higher prices which drove up the profit margin on sales. In addition, the profit margin increase was driven by the disposition of the FX Caprara and Ron Carter dealership groups which had underperforming gross profit margins in 2019 of 7.6% and 12.5%, respectively, compared to 14.8% on a consolidated basis.

Operating Expenses

For the years ended December 31, 2020 and 2019, operating expenses were $357.8 million and $423.3 million, respectively. This represents a decrease of $65.5 million, or 15.5%.

Selling, general and administrative expenses decreased $55.4 million primarily due to headcount reductions consisting of approximately 700 layoffs in March 2020 and 1,000 furloughed employees in April 2020 directly related to COVID-19. Included in the $55.4 million, was a reduction in the overall employee base through the disposition of FX Caprara, Ron Carter, and KRAG dealership groups. This was coupled with a reduction in asset impairment expense of $22.5 million as a result of the Partnership recording $3.8 million in impairment in 2020 compared to $26.3 million of impairment in 2019. The 2019 impairment was due to dealerships not achieving their pre-acquisition financial projections.

Operating Income (Loss)

For the years ended December 31, 2020 and 2019, operating income was $20.7 million and $9.4 million, respectively. This represents an increase of $11.3 million, or 120.6%.

This increase can be explained by improved overall profitability due to reduced operating expenses and increased profit margins driven by a reduction in asset impairment expense.

Other Expense, net

For the years ended December 31, 2020 and 2019, other expense, net was $28.1 million and $43.5 million, respectively. This represents a decrease in expense of $15.4 million, or 35.4%.

This decrease is primarily explained by a reduction in floorplan interest expense and interest expense totaling $10.9 million directly attributed to the September and October 2020 dispositions of FX Caprara, Ron Carter, and KRAG dealership groups and the related real estate, year over year.

Net Loss

As a result of the above factors, our overall net loss was $7.4 million for the year ended December 31, 2020 as compared to $34.1 million for the year ended December 31, 2019. This represents a decreased loss of $26.7 million, or 78.2%. This decrease in net loss is primarily explained by the reduction in operating expenses and increased profit margin percentages, offset by a reduction in asset impairment expense.

Liquidity and Capital Resources

The Partnership has historically relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We used those funds to invest in capital improvements and additions and satisfy contractual obligations. Since the adoption of our Plan of Liquidation, as of December 31, 2021 our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of December 31, 2021, all significant non-cash assets except for the Prime Subaru Manchester dealership have been liquidated. We had $550.0 million in cash on hand and $41.4 million in restricted cash as of December 31, 2021. We expect that this cash, and the expected cash pursuant to the ultimate liquidation of Prime Subaru Manchester will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

Year ended December 31, 2021 compared to December 31, 2020

On December 31, 2021, the Partnership had cash and restricted cash of $591.4 million as compared to $135.4 million as of December 31, 2020, representing an increase of $456.0 million. This increase in cash and restricted cash can be explained by net cash provided from operating activities of $188.8 million, primarily attributed to a decrease in inventory of $137.8 million; coupled with an increase in net cash provided by investing activities of $900.0 million, primarily attributed to increased proceeds from dispositions of $914.8 million; offset by a decrease in financing activities of $632.8 million, primarily attributed to the net pay down of floorplan debt, non-trade, net of $162.2 million, long-term debt of $244.7 million and distributions to non-controlling interests of $189.6 million. On December 28, 2021, it was determined that liquidation of the Partnership was imminent and using a convenience date of December 31, 2021, we transitioned to a liquidation basis of accounting. Our net assets in liquidation as of December 31, 2021 are $535.8 million, which we expect is sufficient to cover estimated costs during liquidation.

Year ended December 31, 2020 compared to December 31, 2019

On December 31, 2020, the Partnership had cash and restricted cash of $135.4 million as compared to $67.7 million as of December 31, 2019, representing an increase of $67.7 million. This increase in cash and restricted cash can be explained by net cash provided from operating activities of $172.2 million, primarily attributed to a decrease in inventory of $169.2 million; coupled with an increase in net cash provided by investing activities of $111.6 million, primarily attributed to increased proceeds from dispositions of $123.6 million; offset by a decrease in financing activities of $216.0 million, primarily attributed to the net pay-down of floorplan, long-term debt and notes payable to related parties of $212.1 million. On December 31, 2020, working capital was approximately $156.3 million before considering restrictions on cash to the Partnership of $90.6 million.

Cash provided by operating activities increased from $46.9 million for the year ended December 31, 2019 to net cash provided of $172.2 million for the year ended December 31, 2020. This increase of $125.3 million is primarily attributed to a decrease in inventory as a result of the disposition of the FX Caprara, Ron Carter and KRAG dealership groups.

Cash from investing activities increased from net cash used of $116.9 million for the year ended December 31, 2019 to net cash provided of $111.6 million for the year ended December 31, 2020. This increase of $228.5 million is primarily attributed to the proceeds received of $7.2 million, $40.2 million, and $59.4 million related to dispositions of the FX Caprara, Ron Carter, and KRAG dealership groups and related real estate in 2020, respectively. This was coupled with no payments made to acquire dealerships in 2020 compared to $106.5 million paid relating to the Gallery acquisition in 2019. In addition, purchases of property and equipment decreased by $16.1 million from 2019 to 2020.

Cash from financing activities decreased from cash used of $8.3 million for the year ended December 31, 2019 to cash used of $216.0 million for the year ended December 31, 2020. This decrease of $207.7 million is attributed to the net pay-down of floorplan and long-term debt of $169.2 million primarily related to the dispositions of the FX Caprara, Ron Carter, and KRAG dealership groups and related real estate in 2020. Additionally, the pay-down of notes payable to related parties increased by $36.7 million.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts as of December 31, 2021, that obligate the Partnership to contractual payments. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	Payments Due by Period
					More Than 5
		Less than 1	1 - 3 Years	3 - 5 Years	Years (2027 and
	Total	Year (2022)	(2023 and 2024)	(2025 and 2026)	thereafter)
Floorplan payable	$3,373	$3,373	$—	$—	$—
Notes payable - related parties	14,784	11,758	3,026	—	—
Total	$18,157	$15,131	$3,026	$—	$—

Holding Company Status

The Partnership is a holding company that does not conduct any business operations for its own.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include those related to reserves for potential litigation and our liquidation accounting estimates including: the determination of when liquidation became imminent, the estimated sales proceeds of our assets; estimated settlement amounts of our liabilities, and the estimated revenue and operating expenses that are projected during dissolution. We also had other key accounting policies under the going concern basis of accounting relating to the valuation of goodwill and franchise rights, inventory, assets held for sale, and long lived assets and estimate of their depreciable lives. However, these policies either do not meet the definition of critical accounting estimates described above these estimates were realized through the sale of substantially all of our assets in 2021 and are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable, however, the actual results could differ from the estimates and assumptions made in the preparation of the accompanying Consolidated Financial Statements.

Reserves for potential litigation

We, our General Partner, and our subsidiaries are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters.

Liquidation Basis of Accounting

As of December 31, 2021, the Partnership transitioned from a going concern basis of accounting to a liquidation basis of accounting in accordance with US GAAP. Under the Liquidation Basis, the remeasurement of the Partnership’s assets and liabilities includes management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities. The estimated liquidation values for assets and liabilities derived from future operations and asset sales and the settlement of estimated liabilities are reflected on the Consolidated Statement of Net Assets in Liquidation in “Item 15. Exhibits and Financial Statements and Schedules.” The actual amounts realized could differ materially from the estimated amounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary market risk exposure is increasing LIBOR-based interest rates.

We had $3.4 million of variable rate vehicle floorplan payable at December 31, 2021. Based on this amount, a 100 basis point change in interest rates would result in an immaterial change to our annual floorplan interest expense.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15. Exhibits and Financial Statement Schedules of Part IV of this document.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded our internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses set forth below.

Material Weaknesses

We have concluded that there are material weaknesses in our system of internal control over financial reporting (“IFCR”), which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

We have identified weaknesses, or a combination of significant deficiencies, relating to risk assessment, control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses are attributed, in part to insufficient and ineffective controls within our financial close and reporting process.

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that the material weaknesses are remediated as soon as possible. With respect to the material weakness pertaining to risk assessment, control activities and monitoring of the control environment components of the Internal Control - Integrated Framework (1992) issued by COSO, management is in the process of developing and implementing remediation plans to address these material weaknesses. Such plans will include, among other things:

●	establishing a hierarchy of review with the appropriate complement of management employees, and
●	implementing intensive review policies and procedures conducted at an appropriate level of precision.

Management believes the measures described above and others that will be implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve ICFR, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete such actions due to the timing of carrying out the Plan of Liquidation, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the Group 1 Sale, which reduces the size and complexity of our financial reporting process, and the ongoing implementation of our remediation plan, there were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers

MANAGEMENT GENERAL OVERVIEW

As previously discussed in “Item 1. Business Overview” section above, the Partnership is managed by GPB, through its affiliation with Highline. The main governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Executive Officers as well as the Board, as described in this “Item 10. Directors and Executive Officers.” The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined below.

Appointment of Monitor

On February 11, 2021, the EDNY Court appointed the Monitor over GPB. Pursuant to the EDNY Court’s original order, GBP shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. The Order also grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to resume distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions.

The Monitor was required to submit a report to the court within 60 days of his appointment recommending either continuation of the Monitorship, converting it to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order. The following discussion about the authority of various governing bodies of GPB, the Acquisition Committee, Highline, and their respective officers and directors, is qualified by reference to the authority of the Monitor to effectively override their decisions.

GPB Summary

GPB is a Delaware limited liability company, registered as an investment adviser with the SEC. Under the Partnership’s LPA, GPB conducts and manages our business. However, pursuant to a Management Services Agreement with Highline (the “MSA”), Highline oversees all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. The main governing body internal to GPB is the Acquisition Committee. While GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, Highline is responsible for reporting and monitoring distributions to our Limited Partners.

Acquisition Committee

The Acquisition Committee is currently composed of five members appointed by GPB; however, GPB may increase or decrease the size of the Acquisition Committee, and nominate and remove Acquisition Committee members at its sole discretion. Currently, the members of the Acquisition Committee are Michael Frost, Daniel Rainey, Robert Chmiel, Michael Emanuel and Nico Gutierrez. Pursuant to letter agreements with us, Acquisition Committee members agree to serve on such committee for automatically renewing one year terms, and provided that either party may terminate the relationship at any time that they will use their best judgment when making recommendations on acquisitions and divestiture decisions for us and will regularly attend committee meetings.

According to the Acquisition Committee governing charter, the authority and responsibilities of the Acquisition Committee include:

●	Understanding our mission and organizational goals and how they underscore and support the objectives of the underlying dealerships and other portfolio companies.

●	Reviewing and advising on proposed dealership acquisitions based on the consistency, viability and fit of those proposed dealership acquisitions with our acquisition and operational criteria.
●	Voting on dealership acquisitions and divestitures, which require the approval of at least 75% of the Acquisition Committee members in order to proceed with a particular investment decision.

Notwithstanding the above, GPB’s Acquisition Committee asset acquisition and divestiture decisions concerning the Partnership that constitute a Significant Transaction are subject to required approval by the Board. A “Significant Transaction” means (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board.

Acquisition Committee members are not independent and are affiliated with either GPB or Highline. The members are not separately compensated for their service on the Acquisition Committee. The below chart reflects the Acquisition Committee make up and their tenure on the committee:

Name	Position	Tenure
Robert Chmiel	Committee Chair Person	March 2021 - Present
Michael Frost	Committee Member	September 2020 - Present
Daniel Rainey	Committee Member	September 2020 - Present
Michael Emanuel	Committee Member	December 2021- Present
Nico Gutierrez	Committee Member	December 2021- Present

Advisory Committee

During 2021, GPB had an Advisory Committee composed of three members appointed by GPB. The Advisory Committee was responsible for reviewing and approving all related party transactions involving the Partnership. In February 2022, with the Monitor’s approval, the Advisory Committee was disbanded.

Code of Ethics and Business Conduct

GPB’s Code of Ethics and Compliance Manual applies to all officers and employees of GPB and Highline. A copy of our code of ethics is posted on our website at http://www.gpb-cap.com.

GPB Executive Leadership

GPB’s principals are experienced financial, management, legal and accounting professionals with several decades of combined private investment and acquisitions experience. None of the GPB Executive Leadership have familial relationships with each other or any person listed in this “Item 10. Directors and Executive Officers” or “Item 11. Executive Compensation.” The current executive leadership of GPB is as follows:

Rob Chmiel, Chief Executive Officer and Chief Financial Officer

Robert Chmiel, 61, Chief Executive Officer (since July 2021), Interim Chief Executive Officer (from February 2021 to June 2021) and Chief Financial Officer of GPB (since November 2019), leads all aspects of the firm, including investment management, accounting and finance, legal and compliance, and communications and investor relations. Mr. Chmiel has extensive experience in due diligence and SEC filings for publicly traded companies. His experience also includes six years of various finance roles with The Walt Disney Company, most notably as a senior member of the executive team which launched Disney Online. Most recently, he was the CFO of Orion Resource Partners, a $4 billion New York-based commodity-themed investment manager. Prior to Orion, Mr. Chmiel was the CFO and Head of Marketing for Pia Capital Management, a Greenwich, CT- based global macro hedge fund. Before Pia, Mr. Chmiel was the Managing Principal of RC Financial Group LLC, a financial consulting firm which specialized in due diligence services, capital raising, marketing and CFO services to hedge funds, private equity funds as well as to small and micro-cap public companies. Mr. Chmiel holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Arts in Economics from the College of the Holy Cross.

Michael Emanuel, GPB General Counsel and Chief Compliance Officer

Michael Emanuel, 55, is the General Counsel and Chief Compliance Officer of GPB (since August 2020) and is responsible for all legal, compliance and regulatory functions at GPB. Mr. Emanuel joined GPB from Stroock Stroock & Lavan, a New York-based law firm where he served as a partner (March 2018 to July 2020). There, he advised clients in matters relating to fund, adviser and family office legal, compliance and regulatory infrastructure. Mr. Emanuel has focused his career practice on investment adviser and investment company regulation, the representation of investment funds and investment advisors in the formation, structuring, capitalization and operations of investment funds and management businesses. Prior to becoming a law firm partner, Mr. Emanuel spent over 20 years as a general counsel, chief compliance officer, chief operating officer and senior vice president at leading registered investment management firms, family offices, global banks and other financial services and law firms, most recently at Eagle Investment Solutions (from June 2010 to March 2018). Mr. Emanuel received his Juris Doctor degree from Fordham University and his Bachelor of Science in Accounting from Washington University.

Highline Management, Inc. Summary

In January of 2020, Highline was formed as a wholly-owned subsidiary of GPB to provide services to the GPB-managed partnerships as described below under “Highline Management Services Agreement.” Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described in “Item 3. Legal Proceedings”. The predecessor Audit Committee made recommendations that led to us undertaking a series of restructuring activities to accomplish a number of objectives including, but not limited to: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and promote compliance with applicable laws, rules and regulations. To that end, Highline was authorized to, and established the Board, initially consisting of five members, three of which are “independent”, as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, each consisting entirely of independent members – an Audit Committee, a Governance Committee, and a Compensation Committee. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure, and enhance internal controls.

Highline Board of Directors

The Board currently consists of four (4) members (the “Directors”). The Directors are Jane Kanter, Thomas Lemke, Walter Bishop and Joseph LaPorta. The three independent Directors are Jane Kanter, Thomas Lemke and Walter Bishop. David Gentile, the former Chief Executive Officer of GPB, served as Chairman of the Board and Joseph LaPorta served as a senior advisor to GPB’s healthcare strategy until February 2022. In February 2021, both David Gentile and Thomas Hawkins resigned their Board positions. Mr. Gentile’s position as Chairman was assumed by Michael Frost following Mr. Gentile’s resignation, until February 2022, and Thomas Lemke replaced Mr. Hawkins as a Director. In February 2022, Mr. Frost resigned from the Board, and Jane Kanter replaced Mr. Frost as the Board’s Chair. The biographies of current Board members are contained in this “Item 10. Directors and Executive Officers”.

Highline Management Services Agreement

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective as of January 1, 2020 through December 31, 2022. The MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended as a five-year term, through December 31, 2024.

Highline provides significant management and operational services to GPB through the MSA with respect to limited partnerships (“LPs”) managed by GPB, including the Partnership, which are operating holding companies engaged in the business of acquiring and managing operating businesses and certain loans and debt positions held by the LPs and their affiliates. Pursuant to the MSA, Highline provides strategic management, day-to-day operational oversight, administration, acquisition and disposition oversight, and accounting and financial reporting services to GPB with respect to the LPs and affiliates. Specifically, Highline provides the following Services to the Partnership pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 PPM dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve Significant Transactions approved by GPB’s Acquisition Committee;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee, or OSP, to Highline at an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB. In 2021 and 2020, OSP fees paid to Highline amounted to $3.6 million and $1.5 million, respectively.

The Board oversees the business and affairs of Highline. Among other things, the Board establishes Highline’s overall corporate policies and reviews and oversees the performance of Highline’s senior management in (i) executing Highline’s business strategy, (ii) managing the day-to-day operations of Highline, and (iii) managing the LPs and affiliates, including the Partnership, in accordance with the MSA. The Board also acts as an advisor to Highline’s senior management team. The Board’s mission is to further the long-term interests of the LPs. The Board is kept informed of Highline’s businesses through discussions with Highline’s management, primarily at meetings of the Board and its Committees, and through reports and analyses presented to the Board by Highline’s senior management. Additionally, significant communications between Highline’s Directors and management occur apart from such meetings. The Board also reviews and approves Significant Transactions approved by the GPB Acquisition Committee and any material change in investment strategy of the Partnership or any of the LPs.

The Board believes the Directors’ diverse experience, qualifications, and skills in strategic and financial planning, operations, risk management, complex transactions, leadership development, and regulatory compliance provide Highline and its management team with a comprehensive range of perspectives. The biographies below describe the skills, qualities, attributes, and experience of the Directors.

Name	Position with Highline	Director Tenure
Walter Bishop+	Director	January 2020 - Present
Jane Kanter+	Director and Chair	January 2020 - Present
Joseph LaPorta	Director	January 2020-Present
Thomas Lemke+	Director	April 2021 - Present

+	Independent director

Jane Kanter, Board Chair, Independent Director, and Chair of the Governance Committee

Jane Kanter, 72, currently serves as Director of 2nd Vote Value Investments, Inc. and Chief Operating Officer of 2nd Vote Advisers, LLC, which is the sponsor and investment manager of several three SEC registered exchange traded funds and adviser to numerous separately managed accounts. From January 1, 2018 through December 31, 2019, Ms. Kanter served as Chief Counsel of Manifold Partners, LLC, which is as an investment adviser to private investment funds and separately managed accounts. From June 2014 through September 2016, Ms. Kanter served as General Counsel and Chief Operating Officer of ARK Investment Management LLC, a prominent investment adviser that focuses on disruptive innovation and offers investment advice to retail and institutional investors. From May 1997 through June 2014, Ms. Kanter was a Senior Partner at Dechert LLP, a leading global law firm that delivers practical commercial advice on complex matters and transactions. Starting in 1980, Ms. Kanter has worked in the financial services industry in various capacities: in private legal practice as a senior partner with various law firms, with T. Rowe Price Associates as Vice President and Legal Counsel, and at the SEC’s Division of Investment Management as the Head of the Investment Company Disclosure Study. Ms. Kanter has published numerous articles on topics concerning investment advisers and asset management firms. Ms. Kanter has also acted as a consultant to foreign governments and foreign and domestic regulatory bodies on matters relating to the regulation of securities, securities markets and specialized asset management issuers. The Board has concluded that Ms. Kanter’s qualifications to serve on the Board include, among other things, her vast experience in counseling financial services firms, both as a senior executive and as a senior partner with one of the nation’s leading law firms.

Walter Bishop, Independent Director and Chair of the Audit Committee

Walter (“Wally”) Bishop, 60, served as Managing Director within Deutsche Bank’s (“DB”) USA Regional Management Team, responsible for several key roles within DB’s U.S. operations including, Chief Operating Officer for DB’s U.S. Bank ($40Bn), Chairman of the Board for DB Trust Company Delaware, member of the Board of Directors and Branch Manager for DB Cayman Islands Branch ($100Bn) and Head of Governance for Capital Management and Stress Testing, from January 2015 until his retirement in June 2019. Prior to DB, Bishop worked as a manager at KPMG Peat Marwick in the financial services audit practice, managing audits for several key financial services clients, including Manufacturers Hanover and Donaldson, Lufkin & Jenrette Securities Corp. Mr. Bishop also served as Chief Financial Officer and Deputy General Manager for Nordbanken’s U.S. operations and Chief Administrative Officer for Barclays Bank U.S. Mr. Bishop most recently served as a Senior Advisor to Thunder Bridge Capital Acquisition II ($300M IPO). Mr. Bishop is a Certified Public Accountant (CPA), Chartered Financial Analyst (CFA) and Project Management Professional (PMP). The Board has concluded that Mr. Bishop’s qualifications to serve on the Board include, among other things, his management and financial experience as a senior executive of a large banking firm and his qualifications as a “financial expert” under the rules of the federal securities laws.

Joseph LaPorta, Director

Joseph J. LaPorta, 55, has been President, Chief Executive Officer, and Board Director for Healthcare Linen Services Group, a healthcare services company, since October 2018. From June 2015 to November 2018, he was President and Chief Executive Officer of Persante Health Care, a multi-location provider of sleep and balance diagnostic management services. From November 2012 to October 2015, he served as President and CEO of Flexeon Rehabilitation, a multi-unit operator of rehabilitation and outsourced managed services. He served as President and CEO/COO of Criticare Systems & Unetixs Vascular. Prior to that, he held leadership roles with McKesson Corporation and GE Healthcare. Mr. LaPorta is also a Senior Advisor to GPB’s Healthcare Strategy Group and serves as the Chairman of GPB’s sole healthcare portfolio company, Alliance Physical Therapy Partners, LLC, a large multi-unit provider of physical therapy services. Mr. LaPorta serves as an adjunct professor in the College of Management & Business at National Louis University. The Board has concluded that Mr. LaPorta’s qualifications to serve on the Board include, among other things, his extensive experience as a senior executive with a variety of successful companies.

Thomas P. Lemke, Independent Director and Chair of the Compensation Committee

Thomas P. Lemke, 67, is a retired financial services industry executive with over 35 years of experience, including experience in various senior management positions with financial services firms, in addition to multiple years of service with the Securities and Exchange Commission and with a major law firm. He has a background in internal controls, including legal, compliance, internal audit, risk management, and fund administration, and has served as general counsel for several financial services firms. He has familiarity with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters through his prior experience (including as Executive Vice President, General Counsel, and Head of the Governance Group of Legg Mason, Inc.). He has gained experience as an independent director of several registered investment companies. Finally, Mr. Lemke is co-author of a number of legal treatises on the regulation of mutual funds, investment advisers, and broker-dealers. The Board has concluded that Mr. Lemke’s qualifications to serve on the Board include, among other things, his extensive experience with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters.

Highline Audit Committee

The Highline Audit Committee (the “Audit Committee”) consists of at least three (3) independent members of the Board. The members are appointed by the Board and serve on the Audit Committee as long as they continue to serve as independent members of the Board. Per the Audit Committee charter, each member must be financially literate in accordance with New York Stock Exchange requirements and at least one member of the Audit Committee shall be an “audit committee financial expert” as such term is defined in the rules and regulations promulgated by the SEC. Mr. Bishop is the Board’s audit committee financial expert.

The Audit Committee is currently composed of three members – Walter Bishop, Jane Kanter and Thomas Lemke. The Board has determined that the Audit Committee members are independent, as that term is used in the NYSE listed company manual, from both GPB and Highline. Board members are compensated as stated in “Item 11. Executive Compensation.”

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditors engaged for the purpose of rendering an audit report on the financial statements of the Partnership or performing other audit, review or related services for the Partnership. The Audit Committee’s responsibilities include resolutions of any disagreements between management of the Partnership and the independent auditors regarding financial reporting. The independent auditors report directly to the Audit Committee. Specifically, the Audit Committee ensures:

●	The integrity and quality of the financial statements of the Partnership and other entities as may be relevant to the audit of the Partnerships financial statements;
●	The qualifications, independence and performance of the Partnership’s independent auditors;
●	The adequacy and effectiveness of the Partnership’s accounting systems, disclosure controls and system of internal controls; and
●	The issuance of audited financial statements by the Partnership.

In the course of performing these functions, the Audit Committee reports regularly to the Board. In discharging its oversight role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities, and personnel of the Partnership, GPB or affiliated entities and the authority to engage independent counsel and other advisers as it determines necessary to carry out its duties.

Highline Compensation Committee

The Highline Compensation Committee (the “Compensation Committee”) is responsible primarily for (i) overseeing and making recommendations as to the compensation of Highline’s executive officers and Directors, (ii) overseeing Highline’s overall compensation structure, policies, and programs, and (iii) reviewing and approving disclosures regarding the compensation of Highline’s executive officers and Directors for our annual reports on Form 10-K and other filings made by or on behalf of the Partnership, in accordance with the applicable rules and regulations of the SEC and any other applicable rules and regulations.

The number of individuals serving on the Compensation Committee is determined by the Board from time to time, but consists of no fewer than three (3) members, each of whom must satisfy the independence requirements of the Board, the New York Stock Exchange, the Exchange Act, and any other applicable rules and regulations of the SEC. The members of the Compensation Committee are appointed by the Board for an initial term of one (1) year and may be replaced or removed by the Board at any time. The current members of the Compensation Committee are Thomas Lemke, Jane Kanter and Walter Bishop.

The Compensation Committee reviews and advises the Board in the following areas when determining Director and Executive Officer compensation:

Incentive-Compensation and Equity-Based Plans:

●	Reviews and approves the recommendations of Highline’s management regarding any grants and awards under the Highline’s incentive-based compensation plans and equity-based plans, if any, in each case consistent with the terms of such plans; and
●	Reviews and makes such recommendations to the management of Highline, as the Compensation Committee deems advisable, with regard to policies and procedures for granting incentive-based compensation and equity-based awards, if any, by Highline.

Matters Related to Highline’s President:

●	Reviews and approves the corporate goals and objectives, which may be relevant to the compensation of Highline’s President (the “President”);
●	Evaluates the President’s performance in light of the goals and objectives that were set for the President and determines and approves the President’s compensation level based on such evaluation. In connection with determining the long-term incentive component of the President’s compensation, the Compensation Committee may consider a number of factors, including Highline’s performance and the performance of the Limited Partners and Partnership, the value of similar incentive awards to Presidents at comparable entities, and the long term compensation given to Highline’s President in past years; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to the President.

Matters Related to Compensation of the Officers Other Than the President:

●	Reviews and approves the compensation of all executive officers of Highline other than the President, as recommended by management; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to Highline’s officers.

Further, if it is determined that disclosure by the Compensation Committee of its review, discussions with management, and analysis of Director and executive officer compensation (“Compensation Disclosure”) is required to be included in filings made by or on behalf of the Partnership, it reviews and approves such disclosure, prepared by management, with the assistance of its outside counsel and in accordance with SEC requirements, and makes a recommendation to the Board as to whether the Compensation Disclosure, in the form provided to the Board, should be included in the required filings for the Partnership.

Highline Governance Committee

The Highline Governance Committee (the “Governance Committee”) assists the Board in (i) identifying and discussing corporate governance issues with a view to providing guidance and recommendations to the Board and management regarding such matters, (ii) developing a set of corporate governance guidelines and other corporate governance related documents, (iii) establishing criteria for selecting new Board members, (iv) identifying, evaluating, and nominating candidates to serve as Board members, (v) reviewing annually the independence of each of the independent Directors and reporting its findings to the Board, (vi) overseeing the annual evaluation and self-assessment of the effectiveness and performance of the Board and each of the Directors, including making recommendations to the Board as to any improvements it deems advisable, and (vii) developing, proposing, and administering Highline’s Related Party Transactions policies and procedures, as such policies and procedures are approved and adopted by the Board for Highline to implement for the Partnership. The current members of the Governance Committee are Jane Kanter, Thomas Lemke and Walter Bishop.

The Board, in consultation with the Governance Committee, establishes criteria for Board membership, which reflects the requirements of applicable laws and regulations, while taking into consideration factors as the Board deems appropriate. These factors include director independence, diversity, age, skills, management experience in businesses and other organizations of comparable size, and the extent to which the candidate and his or her experience complements, enhances or supports the Board’s ability to oversee the affairs and business of Highline, including the ability of the Board committees to fulfill their duties and responsibilities. Based on these criteria, the Governance Committee identifies individuals qualified to become independent Board members and recommends to the Board appropriate candidates for appointment to the Board. Any director candidate proposed for appointment and/or election to the Board must receive the concurrence of the full Board before the Chair of the Board can extend a formal invitation to the candidate to join the Board. Prior to any candidate becoming a member of the Board, the candidate must be approved in accordance with the Bylaws of Highline.

Further, at the behest of the Board, the Governance Committee is charged with the Board’s annual performance self-evaluation and the Board’s assessment of the executive management personnel of Highline. If requested to assist the Board with its self-evaluation, the Governance Committee will work with the Board and its outside counsel to create a process that includes sufficient detail and anonymity to assure that the process can achieve its self-evaluation goals.

Code of Ethics and Business Conduct

GPB’s Code of Ethics and Compliance Manual applies to all officers and employees of GPB and Highline. A copy of our code of ethics is posted on our website at http://www.gpb-cap.com.

Highline Management, Inc. Executive Officers

Rob Chmiel, Chief Executive Officer

See “GPB Executive Leadership” section above for Mr. Chmiel’s complete biography. Mr. Chmiel was CFO of Highline from July 2020 through January 2022.

Michael Frost, President and Chief Investment Officer

Michael Frost, 65, President of Highline since August 2020, and appointed Chief Investment Officer in February 2022, has more than 20 years of leadership experience. Mr. Frost has a proven record of accomplishment building long-term value across start-ups, middle market and large organizations. With a hands-on approach, he has successfully raised capital while directing, articulating, advancing, and evaluating overall strategic and tactical planning for his organizations. Mr. Frost was the founder and Chief Executive Officer of Austin Lake Technologies, where he worked from August 2019 until joining Highline in September 2020. Austin Lake Technologies, spun out of GPB, was launched in 2019 and was responsible for overseeing the tech-enabled services and healthcare technology companies owned by two of GPB’s managed Partnerships. Mr. Frost joined GPB in early 2015 until the spin out of Austin Lake in August 2019. Mr. Frost previously served as Senior Director, Retail & Commercial Systems, for Siemens Industry, where he developed the strategy and built the nationwide U.S. team responsible for revenue from small commercial buildings for the $1.2 Billion Siemens U.S. Sector of Building Technologies. Previously, Mr. Frost served as President of SureGrid, where he helped architect and implement a plan that resulted in 100% annual growth in its core business, with over $3 million in first year revenues. Site Control & SureGrid was later acquired by Siemens. Additional career highlights include, Chief Executive Officer and President of ClearCube Technology and

Founder and President of TechWorks (acquired by MELCO Japan). Mr. Frost was named a High Technology Entrepreneur of the Year by Ernst & Young for his role with TechWorks.

Michael Emanuel, General Counsel

See “GPB Executive Leadership” section above for Mr. Emanuel’s complete biography.

Evan Cutler, Chief Financial Officer

Mr. Cutler, 37, Chief Financial Officer (since January 2022) previously served as Senior Controller of Highline, and formerly GPB, since April 2019. Mr. Cutler leads all financial aspects of Highline, including finance and accounting, financial reporting, and taxes, and assists in all other areas of Highline’s business. Mr. Cutler was previously Controller of Capstone Investment Advisors from 2015 to 2018, where he led the fund accounting group and was responsible for P&L, review and monitoring of operations functions, month end close processes, regulatory filings, financial statements, taxes, investor due diligence meetings and new fund launches from an accounting and operational perspective. Mr. Cutler also was a member and presenter to the valuation committee of Capstone Investment Advisors. Mr. Cutler has 14 years total experience in the investment management industry, is a Certified Public Accountant licensed in the state of New Jersey, and has a B.S. from Montclair State University.

ADMINISTRATOR

GPB has engaged Phoenix American Services, Inc. (the “Administrator”) to perform various third-party administrative services for us, including certain investor administration and investor relations functions. Phoenix provides investor administration functions including: new business processing, bank account management, electronic document management, database and file management, electronic and physical data storage, confirmation letters and investor / financial representative record access through a customized web portal. Investor relations functions include: distributions and redemptions processing, account summary, commission calculation, tax reporting and Office of Foreign Asset Control (“OFAC”) compliance.

Item 11. Executive Compensation

Overview

The Partnership does not have “Executive Compensation.” As previously discussed in “Item 1. Business” above, the Partnership is managed by GPB through its affiliation with Highline. The governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Directors and Executive Officers, and the Highline Audit Committee (previously described in “Item 10. Directors and Executive Officers”). The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined in “Item 10. Directors and Executive Officers.”

We have set forth below the compensation of all persons who served as a principal executive officer or principal financial officer of GPB and Highline, and the other applicable executive officers of GPB and Highline, during the year ended December 31, 2021. For certain officers, a portion of the compensation was paid by GPB and the remainder was paid by Highline and the applicable tables reflect the respective amounts paid by each of them.

Also, we have set forth below the compensation paid to the members of the GPB Advisory Committee and Highline Board of Directors during the year ended December 31, 2021. As the members of the GPB Acquisition Committee are not separately compensated for their service on the Acquisition Committee, compensation information for the Acquisition Committee is not set forth below.

GPB Executive Compensation

The cash compensation with respect to 2021 that was payable by GPB to each of GPB’s executive officers who were serving as of December 31, 2021 in respect of their services to GPB is set forth in the GPB 2021 Summary Compensation Table below.  The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from GPB in 2021, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Employment Agreements with Rob Chmiel and Michael Emanuel

On November 1, 2021, GPB and Highline entered into employment agreements with each of Rob Chmiel and Michael Emanuel, pursuant to which Mr. Chmiel serves as Chief Executive Officer and Chief Financial Officer of each of GPB and Highline and Mr. Emanuel serves as General Counsel and Chief Compliance Officer of GPB and General Counsel of Highline.

Each agreement provides that the executive will receive annualized compensation of $1,000,000, of which $750,000 is payable in equal semi-monthly installments throughout the year and the remaining $250,000 is payable in a lump sum each year, occurring on April 30, 2021 and on February 15 of each year thereafter. Each $250,000 is subject to repayment if, within one year following the date of payment, the executive is terminated for Cause (as defined in the agreements) or voluntarily terminates without Good Reason (as defined in the agreements and summarized below).

In addition, each agreement provides for three payments equal to $300,000 each, which vest on February 15 of each of 2022, 2023 and 2024, subject to the executive’s continued employment through the vesting date, and is payable shortly after the vesting date. If the executive’s employment is terminated without Cause or the executive terminates for Good Reason, in each case prior to the payment of the final such payment, the executive will receive a pro-rata payment in respect of the amount payable on the next applicable payment date based on the duration of the executive’s employment from the prior February 15 through the date of termination.

Each agreement provides that if the executive’s employment is terminated without Cause or the executive terminates for Good Reason, or the executive terminates due to death or Disability (as defined in the agreement), the executive will receive (i) a severance payment equal to $1,000,000 less the amount of any $300,000 payment referenced in the previous paragraph (including any pro-rated payment) that was previously paid to the executive and (ii) payment of COBRA costs for up to 18 months following the date of termination. These severance payment amounts were funded into an escrow account in accordance with the terms of the agreements.

The agreements provide for various restrictive covenants, including with respect to confidential information and assignment of inventions, restrictions on soliciting clients and customers for one year following termination and non-disparagement.

For purposes of the agreements, Good Reason means, in summary, (i) a material adverse change in title or duties, (ii) a non-appealable legal or regulatory finding of a material breach of the agreement by GPB or Highline, (iii) a relocation of executive’s principal office location outside of New York or Florida or a prohibition on working from home, (iv) certain new legal or regulatory actions by or against GPB or Highline, the factual basis for which arises after April 30, 2021, and (v) certain felony actions relating to GPB or its members following April 30, 2021.

GPB 2021 Summary Compensation Table

The following table provides the compensation paid by GPB to the executive officers of GPB who were serving as of December 31, 2021, along with the compensation payable to the Former Chief Executive Officer of GPB and the former Chief Business Officer of GPB, each of whom ceased providing services to GPB in 2021.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1)($)	Compensation(2) ($)		Total ($)
Rob Chmiel	2021	556,250	—	—		556,250
Chief Financial Officer of GPB	2020	16,500	—	—		16,500
	2019	44,375	—	—		44,375
Michael Emanuel	2021	878,125	—	—		878,125
General Counsel and Chief Compliance Officer of GPB(3)	2020	216,664	400,000	—		616,664
	2019	—	—	—		—
David Gentile	2021	—	—	—		—
Former Chief Executive Officer & Founder of GPB(4)	2020	—	—	—		—
	2019	—	—	—		—
Jovan Sijan,	2021	178,125	—	385,884	(5)	564,009
Chief Business Officer of GPB	2020	396,518	150,000	—		546,518
	2019	436,458	380,000	—		816,458

1.

The amounts in this column represent bonuses paid to the executive officer with respect to the applicable year listed in the table. While prior filings included the amount of the bonus in the year it was paid, the Summary Compensation table has been revised in this filing to include the bonus for the year it was earned, even though it was paid in a later year, in accordance with SEC disclosure rules. As a result the bonuses listed in this column for 2019 were earned with respect to 2019 performance and paid in 2020 and the bonuses listed in this column for 2020 were earned with respect to 2020 performance and paid in 2021.

2.	Perquisites and other personal benefits have been excluded from All Other Compensation as the aggregate amount for each year is less than $10,000.
3.	Mr. Emanuel has served as General Counsel and Chief Compliance Officer of GPB since August 2020.
4.	Mr. Gentile did not receive any compensation from GPB with respect to the years set forth in the table. Mr. Gentile resigned from all management positions with GPB in February 2021.
5.	The amount in this column represents cash severance payable to Mr. Sijan in connection with his termination of employment in June 2021.

Grants of Plan-Based Awards

During the year ended December 31, 2021, GPB did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2021, the executive officers of GPB did not have any outstanding equity awards of GPB.

Option Exercises and Stock Vested

During the year ended December 31, 2021, the executive officers of GPB did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2021, GPB did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2021, GPB did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that would be payable to Messrs. Chmiel and Emanuel upon a termination of employment by GPB without Cause, by the executive for Good Reason or as a result of the executive’s death or Disability, in each case as of December 31, 2021.

For Mr. Sijan, the amount in the table represents the actual amount of cash severance payable to him in connection with the termination of his employment in June 2021. Mr. Gentile did not receive any severance payments or benefits in connection with the termination of his employment in February 2021.

			Severance(1)
Name	Cash ($)	Bonus ($)	($)	Other ($)	Total ($)
Rob Chmiel	—	—	1,000,000	—	1,000,000
Michael Emanuel	—	—	1,000,000	—	1,000,000
Jovan Sijan	—	—	385,884	—	385,884

1.	All severance payments are contingent on a fully effective separation agreement. The amounts do not include the value of any COBRA payments.

GPB Advisory Committee Compensation

The Advisory Committee of GPB was in effect in 2021, but is no longer in effect. With respect to their service on the Advisory Committee of GPB with respect to 2021, each of the members of the Advisory Committee received cash compensation of $8,000, payable quarterly. In addition, members were paid $250 per meeting for telephonic and video conference meetings. In addition, members were entitled to reimbursement for travel and other out-of-pocket expenses reasonably incurred in the course of carrying out the duties as an Advisory Committee member.

The following table provides the compensation paid to the Advisory Committee members of GPB for the year ended December 31, 2021.

				All other
	Fees earned or	Stock	Option Awards	Compensation
Name	paid in cash ($)	Awards ($)	($)	($)	Total ($)
Koshy (Ben) George	8,500	—	—	—	8,500
Richard Murphy	8,500	—	—	—	8,500
Alfred Robinson	8,500	—	—	—	8,500

Highline Executive Compensation

The cash compensation with respect to 2021 that was payable by Highline to each of Highline’s executive officers who were serving as of December 31, 2021 in respect of their services to Highline is set forth in the Highline 2021 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from Highline in 2021, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Offer Letter with Michael Frost

Highline entered into an offer letter with Michael Frost, dated as of June 30, 2020, pursuant to which Mr. Frost serves as President and Chief Investment Officer of Highline. The offer letter provides for payment of an annual base salary of $600,000, a discretionary annual cash bonus, participation in Highline’s long-term incentive compensation program and a monthly housing allowance.

The offer letter provides that if Mr. Frost’s employment is terminated without Cause (as defined in the offer letter) or as a result of his death or Disability (as defined in the agreement), he will receive a severance payment equal to up to 12 months of his base salary.

The offer letter provides for various restrictive covenants, including with respect to confidential information and assignment of inventions, restrictions on soliciting clients and customers for two years following termination and non-disparagement.

Highline 2021 Summary Compensation Table

The following table provides the compensation paid to the principal executive officer, principal financial officer and three most highly compensated executive officers of Highline who were serving as of December 31, 2021, along with the former Managing Partner, Debt

Strategies, who ceased providing services in 2021. Highline was formed in January 2020, as a result there is no compensation available for the year ended December 31, 2019.

				All other
Name and Principal Position(1)	Fiscal Year	Salary ($)	Bonus(2) ($)	Compensation ($)		Total ($)
Rob Chmiel, Chief Financial Officer	2021	400,000	—	48,000	(4)	448,000
	2020	200,000	400,000	8,000	(4)	608,000
Michael Frost, Chief Executive Officer	2021	600,000	400,000	90,000	(3)	1,090,000
	2020	200,000	166,667	9,000	(3)	375,667
Daniel Rainey, Managing Director	2021	300,000	240,000	—		540,000
	2020	100,000	120,000	—		220,000
Nico Gutierrez, Managing Director	2021	256,250	300,000	—		556,250
	2020	112,500	225,000	—		337,500
Michael Emanuel, General Counsel	2021	91,666	—	—		91,666
Evan Myrianthopoulos, Former Managing Partner - Debt Strategies	2021	230,208	—	354,167	(5)	584,375
	2020	212,500	805,000	—		1,017,500

1.	All executives listed had a hire date of July 1, 2020 except for Mr. Frost (August 1, 2020) and Mr. Rainey (September 1, 2020).
2.

The amounts in this column represent annual bonuses paid to the executive officer with respect to the applicable year listed in the table. While prior filings included the amount of the bonus in the year it was paid, the Summary Compensation table has been revised in this filing to include the bonus for the year it was earned, even though it was paid in a later year, in accordance with SEC disclosure rules. As a result the bonuses listed in this column for 2020 were earned with respect to 2020 performance and paid in 2021 and the bonuses listed in this column for 2021 were earned with respect to 2021 performance and paid in 2022.

3.	The amount in this column represents cash payments for the use of a corporate apartment.
4.	The amount in this column represents a cash payment for a housing allowance.
5.	The amount in this column represents cash severance paid to Mr. Myrianthopoulos in connection with his termination of employment in June 2021.

Grants of Plan-Based Awards

During the year ended December 31, 2021, Highline did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards At Fiscal Year End

As of December 31, 2021, the executive officers of Highline did not have any outstanding equity awards of Highline.

Option Exercises and Stock Vested

During the year ended December 31, 2021, the executive officers of Highline did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2021, Highline did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2021, Highline did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments Upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that would be payable to Mr. Frost upon a termination of employment by Highline without Cause or a termination due to his death or Disability, in each case as of December 31, 2021. The severance payable to Mr. Chmiel and Emanuel upon a qualifying termination of employment has been included in the section entitled “GPB Executive Compensation—Potential Payments upon Termination or Change of Control” and has not been reproduced here. No other Highline executive officers who were serving as of December 31, 2021 were entitled to any severance payments or benefits upon a termination of employment.

For Mr. Myrianthopoulos, the amount in the table represents the actual amount of cash severance payable to him in connection with the termination of his employment in June 2021.

Name	Cash ($)	Bonus ($)	Severance(1) ($)		Other ($)	Total ($)
Rob Chmiel	—	—	—		—	—
Michael Frost	—	—	600,000	(2)	—	600,000
Evan Myrianthopoulos	—	—	318,750	(3)	—	387,539
Daniel Rainey	—	—	—		—	—
Nico Gutierrez	—	—	—		—	—

1.	All severance payments are contingent on a fully effective separation agreement.
2.

The amount represented is equivalent to twelve months of Mr. Frost’s base salary and would be paid out over a twelve month period. However, the actual amount paid could be less if other employment is obtained prior to the twelve months being reached.

3.	The amount in this column represents cash severance payable to Mr. Myrianthopoulos in connection with his termination of employment in June 2021.

Highline Directors Compensation

The following table provides the compensation paid to the Highline Directors who served for all or part of 2021 with respect to the year ended December 31, 2021.

	Fees earned or				All other
	paid in cash		Stock	Option	Compensation
Name	($)		Awards ($)	Awards ($)	($)	Total ($)
David Gentile(1)	—		—	—	—	—
Walter Bishop	215,000	(2)	—	—	—	215,000
Thomas Hawkins	36,946	(3)	—	—	—	36,946
Jane Kanter	190,000	(4)	—	—	—	190,000
Joseph LaPorta	120,000		—	—	—	120,000
Thomas P. Lemke	126,667	(5)	—	—	—	126,667

1.	Mr. Gentile ceased serving on the Board in February 2021 and did not receive any compensation for serving on the Board.
2.	Includes committee member fees paid to Mr. Bishop for serving as the Audit Committee Chair and as a member of the Governance and Compensation Committees of $57,500, $18,750 and $18,750 respectively.
3.	Includes committee member fees paid to Mr. Hawkins for serving as the Compensation Committee Chair and as a member of the Audit and Governance Committees of $3,890, $6,078 and $3,647 respectively.
4.	Includes committee member fees paid to Ms. Kanter for serving as the Governance Committee Chair and as a member of the Audit and Compensation Committees of $20,000, $31,250 and $18,750 respectively.

5.	Includes committee member fees paid to Ms. Lemke for serving as a member of the Audit, Governance and Compensation Committees of $20,833, $12,500 and $13,333 respectively.

Compensation Risks

Highline and the Board of Directors, including the Compensation Committee, consider and discuss the risks inherent in our business, as well as the design of our compensation plans, policies and programs that are intended to further our business objectives. Given the nature of our business, and the material risks we face, we believe that our compensation plans, policies and programs are not reasonably likely to give rise to risk that would have a material adverse effect on our business. We also believe that the mix and design of the elements of our executive compensation do not encourage management to assume excessive risks. Our compensation programs and decisions include qualitative factors which restrain excessive risk taking by management.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The Partnership is a limited partnership, and GPB serves as our General Partner pursuant to the LPA. As of December 31, 2021 and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

As of December 31, 2021, David Gentile, the former Chief Executive Officer of GPB, beneficially owns 6.2 of the 13,520.57 outstanding Units of the Partnership through GPB Auto SLP, LLC, an affiliate of the General Partner.

				Percentage				Percentage of
	Class A	Percentage of	Class A-1	of Class	Class B	Percentage of	Class B-1	Class B-1
Beneficial Owner	Units	Class A Units	Units	A-1 Units	Units	Class B Units	Units	Units
Executive Officers and	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Directors	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)
David Gentile**	5.2	*	—	*	1.0	*	—	—%
Rob Chmiel	—	—%	—	—%	—	—%	—	—%
Evan Cutler	—	—%	—	—%	—	—%	—	—%
Michael Emanuel	—	—%	—	—%	—	—%	—	—%
Michael Frost	—	—%	—	—%	—	—%	—	—%
Walter Bishop	—	—%	—	—%	—	—%	—	—%
Jane Kanter	—	—%	—	—%	—	—%	—	—%
Joseph LaPorta	—	—%	—	—%	—	—%	—	—%
Thomas P. Lemke	—	—%	—	—%	—	—%	—	—%
All executive officers and directors as a group (9 persons)	5.2	*	—	*	1.0	*	—	—%

*	Less than 1%
**	Mr. Gentile is the former Chief Executive Officer of GPB, effective as of February 2021 (see recent events in “Item 1. Business Overview”)

CHANGE IN CONTROL

We and GPB are not aware of any arrangements with respect to our Units, which may at a subsequent date result in a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related party transactions for the years ended December 31, 2021, 2020 and 2019

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to expense and included in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 were $12.2 million, $12.9 million and $12.9 million, respectively. Managerial Assistance fees are expected to be incurred during the liquidation period, $27.9 million of these expected expenses are included as a component of liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statement of Net Assets as of December 31, 2021.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 were $6.0 million, $1.8 million, and $3.1 million, respectively. The balance associated with Partnership expenses payable was $0.6 million and $0.7 million as of December 31, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Consolidated Statement of Net Assets and the Consolidated Balance Sheet, respectively. For the year ended December 31, 2021, the Partnership reimbursed Highline $1.2 million for professional fees that are included as a component of selling, general and administrative expenses in the Consolidated Statement of Operations.

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

This arrangement is currently the subject of ongoing litigation, see “Footnote 18. Commitments and Contingencies.” As part of the legal proceedings, the Partnership has charged legal expenses included as a component of selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2020 and 2019 of $0.1 million and $0.2 million, respectively. For the year ended December 31, 2021, GPB agreed to forgive previously charged legal expenses, resulting in a reversal of $0.7 million that has been included as a component of selling, general and administrative expenses on the Consolidated Statement of Operations. These expenses were paid for by GPB on behalf of the Partnership and the unpaid reimbursement was recorded as a component of due to related parties on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2021 and Consolidated Balance Sheet as of December 31, 2020 for $0.0 million and $0.7 million, respectively.

NOTES RECEIVABLE FROM RELATED PARTIES

In 2020, a subsidiary of the Partnership entered into a loan agreement with Todd Skelton (the CEO of the subsidiary) in the amount of $3.7 million, the proceeds of which were used by the CEO to acquire a non-controlling interest in one of the Partnership’s subsidiaries. The loan bore interest at 0.35% and was payable in full on September 3, 2029. As of December 31, 2020 the note receivable balance of $3.7 million was recorded as a component of due from related parties on the Consolidated Balance Sheet. In November 2021, as a result of the Group 1 Sale, the note receivable was re-paid in full, see “Footnote 15. Redeemable Non-Controlling Interests and Non-Controlling Interests.”

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

The increase in principal of $3.4 million represented the incremental procurement costs directly related to the issuance of the note and was classified as debt issuance costs on the Consolidated Balance Sheets. These costs, along with the change in interest rate, were accounted for as a modification to the existing debt with no gain or loss recognized. It was subsequently determined that the actual debt issuance costs on AISF Note 1 totaled $2.1 million. The difference was applied to AISF Note 2 (defined below) and a note issued to HA (defined below) for which the debt issuance costs relate. The $2.1 million was capitalized as debt issuance costs was being amortized over the four-year life of the note using the effective interest rate method.

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

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was $1.4 million, $3.3 million, and $4.1 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $1.8 million, and $2.0 million, respectively. The balance of accrued interest associated with these loans was $1.6 million and $0.1 million as of December 31, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Consolidated Statement of Net Assets in Liquidation and the Consolidated Balance Sheet.

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

In October 2017, a subsidiary of the Partnership entered into a loan agreement with GPB Holdings II, LP, another GPB-managed partnership, for $0.7 million (the “DSR Note”). The loan bore interest at 12% annually, payable monthly in arrears. All outstanding principal and unpaid interest was originally due and payable on October 11, 2018, but was extended until June 30, 2019. As of December 31, 2019, the loan and accrued interest had not yet been repaid as a result of a repayment restriction pursuant to an amendment to a credit agreement dated June 14, 2019 (see “Footnote 11. Borrowings”). However, the loan continued to accrue interest at the stated rate. The outstanding note payable balance, including accrued interest, was $0.9 million, as of December 31, 2020, which was included as a component of due to related parties in the Consolidated Balance Sheet. In 2021 the outstanding note payable, including the accrued interest, was re-paid in full.

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2021	2020
AISF Note 5	$6,556	12/31/2022	$6,556	$6,366
AISF Note 6	5,203	12/31/2022	5,202	5,039
AISF Note 7	3,272	4/24/2023	3,026	2,871
DSR Note	—		—	903
Total			14,784	15,179
Less: current portion				(12,308)
Add: accrued interest in liquidation			1,851
Total long-term notes payable - related party on the Consolidated Statement of Net Assets in Liquidation and the Consolidated Balance Sheet, respectively			$16,635	$2,871

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operated dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.6 million at December 31, 2020, which is included as a component of due from related parties in the Consolidated Balance Sheet. The receivables as of December 31, 2020, are gross of a $1.2 million allowance for doubtful accounts. In 2021, these balances have been forgiven and a loss was recorded as a component of selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2021

The Partnership loaned GPB Holdings II, LP $1.3 million in 2019. There were no specific repayment or interest terms and the entire loan balance was outstanding on December 31, 2019 and included in due from related parties in the Consolidated Balance Sheets. This receivable was repaid in full to the Partnership in 2020.

In 2018, the Partnership borrowed $0.7 million from an affiliate, Capstone Automotive Group II, LLC (“CAGII”) to be used in the Partnership’s anticipated 2019 acquisition of Gallery, which consisted of six dealerships in Massachusetts. In 2019, the $0.7 million was repaid in full to CAGII by the Partnership. It was then determined that the $0.7 million contributed to acquire Gallery was an investment by CAGII and not due back to CAGII by the Partnership. Accordingly, the $0.7 million paid to CAGII in 2019 was recorded as a receivable as a component of due from related parties in the Consolidated Balance Sheets as of December 31, 2019. This receivable was repaid to the Partnership in full in 2020.

In 2018, the Partnership borrowed $0.7 million from an affiliate, Capstone Automotive Group II, LLC (“CAGII”) to be used in the Partnership’s anticipated 2019 acquisition of Gallery, which consisted of six dealerships in Massachusetts. During 2019, the $0.7 million was repaid in full to CAGII by the Partnership. It was then determined that the $0.7 million contributed to acquire Gallery was an investment by CAGII and not due back to CAGII by the Partnership. Accordingly, the $0.7 million paid to CAGII in 2019 was recorded as a receivable as a component of due from related parties in the Consolidated Balance Sheets as of December 31, 2019. This receivable was repaid to the Partnership in full in 2020.

OTHER RELATED PARTY TRANSACTIONS

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by GPB Holdings, LP, totaling nil and $2.2 million, respectively.

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by GPB Holdings II, LP, totaling $1.5 million and $1.7 million, respectively.

During 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP, totaling $1.1 million and $0.5 million, respectively.

The member of the General Partner (David Gentile, “Member”) is a former partner of an accounting firm, that performs accounting services for the Partnership. The Member’s father is also a current partner at the accounting firm. The Partnership recorded professional fees expense reflected as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 of nil, $0.3 million, and $0.3 million, respectively. The balance of the amounts due was $0.3 million as of December 31, 2020 and was included as a component of due to related parties in the Consolidated Balance Sheets.

In October 2020, the Member purchased a car from GPB Prime valued at $0.2 million.

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and / or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. In 2021 and 2020, there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee (“OSP”) to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $3.6 million and $1.5 million, for the year ended December 31, 2021 and 2020, respectively.

OSP fees are expected to be incurred during the liquidation period. $4.9 million of these expected expenses are included as a component of liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statement of Net Assets in Liquidation as of December 31, 2021.

From commencement of operations through December 31, 2018, there have been various amendments in the LPA and PPM relating to the redemption terms for Limited Partners. Those changes resulted in differentiated redemption terms and calculations. Following the advice of outside legal counsel, the General Partner made the decision to apply the redemption provision that was most beneficial to the redeeming investors who made a redemption request prior to the suspension of redemptions. This analysis was completed in 2019 and based on the final calculations, if a Limited Partner was originally overpaid, the General Partner will reimburse the Partnership and will not seek to claim those funds back from the Limited Partner. During the period from August 2015 through September 2018, the Partnership overpaid applicable redeeming investors $0.3 million and underpaid applicable redeeming investors $0.3 million. The balance of the receivable from the General Partner was $0.3 million as of December 31, 2020 and was included as a component of due to related parties in the Consolidated Balance Sheets. In June 2021, the balance was repaid in full. See “Footnote 16. Partners’ Capital.”

Guarantees

The Member of the General Partner (David Gentile, “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Consolidated Balance Sheets as of December 31, 2020 and 2019. The guarantee fees are amortized over the life of the loans and were fully amortized in 2021.

REPURCHASE AGREEMENTS

Redeemable Non-Controlling Interests

In August 2020, the Partnership and Toyota Motor Sales (“TMS”) settled a dispute via a confidential settlement arrangement. As part of this resolution, the current CEO of GPB Prime agreed to make an investment of $3.7 million in the subsidiary which holds the Partnership’s Toyota dealerships.  In connection with the CEO’s investment of $3.7 million, the agreement between the Partnership and the CEO provides terms that upon certain triggers, including a mandatory repurchase requirement upon the death of the holder, the Partnership is required to repurchase all of the interest. As a result, the non-controlling interest was adjusted to $4.0 million and was classified as a component of redeemable non-controlling interest in the Consolidated Balance Sheet as of December 31, 2020. For the year ended December 31, 2021 interest expense of approximately $1.2 million was recorded and is included in other income in the Consolidated Statements of Operations. In November 2021, the Partnership paid $5.2 million to satisfy in full, the redeemable non-controlling interest obligation.

The Partnership entered into a repurchase agreement in 2017 with the Former CEO of Automile (“David Rosenberg”), a related party who held a non-controlling interest in a subsidiary of the Partnership. The agreement provides a put repurchase feature, including a mandatory repurchase requirement upon the death of the holder.

On April 1, 2019, the Former CEO of Automile elected to have his interest redeemed. Based on the amended and restated repurchase agreement dated March 1, 2019, the defined purchase price for the interest was set at $23.6 million. This amount was to be paid in four equal installments of $5.9 million, beginning on July 1, 2019 and thereafter annually on April 1, 2020 through April 1, 2022.

Due to the of bank restrictions, see “Footnote 11. Borrowings”, the Partnership did not make the required payment due on July 1, 2019. As a result, the amount due on July 1, 2019 of $5.9 million accrued interest at LIBOR plus 5.0% per annum.

The second required payment of $5.9 million, due April 1, 2020, was also not paid, and accrued interest at LIBOR plus 5.0% effective April 2, 2020. The amount of accrued interest as of December 31, 2020 was $0.6 million and is included in current portion of redeemable non-controlling interests in the Consolidated Balance Sheet.

Pursuant to the repurchase agreement, management has determined that no further adjustments to the liability will be required subsequent to the election of the repurchase, other than the accrual of interest, as noted below. As a result, the non-controlling interest is reflected as redeemable non-controlling interest liability of $24.3 million as of December 31, 2020. For the year ended December 31, 2021, an additional accrual of $5.7 million was recorded in the Consolidated Statement of Operations to account for the 2021 interest and a final settlement reached between Mr. Rosenberg and the Partnership further described in “Footnote 18. Commitment and Contingencies.” In November 2021, the Partnership paid $25.0 million to Mr. Rosenberg to satisfy the outstanding redeemable non-controlling interest liability. In addition, as part of a legal settlement, the Partnership paid $5.0 million to Mr. Rosenberg which is included in selling, general, and administrative expenses included in the Consolidated Statement of Operations.

Non-Controlling Interests

The dealerships acquired from the Ron Carter Group each have members holding an aggregate 25% non-controlling interest in those entities.

An affiliated entity to the Partnership, GPB Holdings II, LP, holds a 33.5% non-controlling interest in GPB Prime. In 2021, as a result of the proceeds from dispositions of dealerships, property and equipment, see “Footnote 5. Acquisitions and Dispositions”,  the Partnership distributed $188.8 million to GPB Holdings II, LP.

In December 2021, $2.2 million of distributions to non-controlling interests that have yet to be paid were recorded in due to related parties on the Consolidated Statement of Net Assets in Liquidation.

Director Independence

For discussion of our director independence see “Item 10. Director and Executive Officers.”

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The audit committee appointed the firm EisnerAmper LLP Iselin, New Jersey (EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the consolidated financial statements of the Partnership for the years ending December 31, 2021 and 2020. As our independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the years ending December 31, 2021 and 2020 and reviewed the related interim quarters.

The table below shows aggregate fees for professional services rendered to the Partnership by EisnerAmper LLP, for years ended December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Audit Fees	$1,768	$3,640
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,768	$3,640

Audit Fees. For years ended December 31, 2021 and 2020 consisted of fees associated with the audit of the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K and Registration Statement on Form 10, respectively, and reviews of the consolidated fianncial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. The Partnership did not incur any Audit Related Fees from EisnerAmper LLP for years ended December 31, 2021 or 2020.

Tax Fees. The Partnership did not incur any Tax Fees from EisnerAmper LLP for years ended December 31, 2021 or 2020.

All Other Fees. The Partnership did not incur any other fees from EisnerAmper LLP for years ended December 31, 2021 or 2020.

PART IV

Item 15. Exhibits and Financial Statements and Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

1. All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedules: None.

3. Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each.

Exhibit Number	Exhibit Description
2.1

Purchase Agreement, dated as of September 12, 2021, by and between GPB Portfolio Automotive, LLC, Capstone Automotive Group, LLC, Capstone Automotive Group II, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, Prime Real Estate Holdings, LLC and Group 1 Automotive, Inc (incorporated herein by reference to Exhibit 2.1 to the Partnership’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

3.1

Certificate of Limited Partnership of GPB Automotive Portfolio, LP (incorporated herein by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

4.1

Fifth Amended and Restated Agreement of Limited Partnership of GPB Automotive Portfolio, LP, dated April 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

4.1.2

Fifth Amended and Restated Class A Private Placement Memorandum GPB Automotive Portfolio, LP, dated July 2018 (incorporated herein by reference to Exhibit 4.1.2 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

4.1.3

Fifth Amended and Restated Class B Private Placement Memorandum GPB Automotive Portfolio, LP, dated July 2018 (incorporated herein by reference to Exhibit 4.1.3 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.1

Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated October 2017 (incorporated herein by reference to Exhibit 10.1 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.2

First Amendment and Waiver to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated December 2017 (incorporated herein by reference to Exhibit 10.2 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.3

Second Amendment to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated May 2018 (incorporated herein by reference to Exhibit 10.3 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.4

Third Amendment to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated June 2018(incorporated herein by reference to Exhibit 10.4 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.5

Fourth Amendment to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated September 2018 (incorporated herein by reference to Exhibit 10.5 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.6

Fifth Amendment to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated February 2019 (incorporated herein by reference to Exhibit 10.6 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.7

Sixth Amendment to Amended and Restated Credit Agreement and Replacement of Equity Offset Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated May 2019 (incorporated herein by reference to Exhibit 10.7 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.8

Seventh Amendment to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated October 2019 (incorporated herein by reference to Exhibit 10.8 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.9

Eighth Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated March 2020 (incorporated herein by reference to Exhibit 10.9 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.10

Ninth Amendment to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated April 2020 (incorporated herein by reference to Exhibit 10.10 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.11

Tenth Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated September 2020 (incorporated herein by reference to Exhibit 10.11 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.12

Eleventh Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated June 2021 (incorporated herein by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.13 +

Management Services Agreement, by and between GPB Automotive Portfolio, LP and Highline Management Inc., dated January 1, 2020 (incorporated herein by reference to Exhibit 10.13 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.14*

Twelfth Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated January 2022.

21*	Subsidiaries of GPB Automotive Portfolio, LP.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on behalf by the undersigned, thereunto duly authorized.

GPB Automotive Portfolio, LP
(Registrant)

By:	/s/ Rob Chmiel
Robert Chmiel
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Evan Cutler
Evan Cutler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GPB Capital Holdings, LLC as General Partner of the Partnership

By:	/s/ Rob Chmiel
Robert Chmiel
Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highline Management, Inc. and Limited Partners of

GPB Automotive Portfolio, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of net assets in liquidation of GPB Automotive Portfolio, LP (the “Partnership”) as of December 31, 2021, and the consolidated balance sheet as of December 31, 2020, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated net assets in liquidation and consolidated financial position of the Partnership as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America applied on the basis described below.

Basis of Accounting

As discussed in Notes 1 and 2 to the financial statements, the Board of Directors of Highline Management, Inc. effectively approved a plan of liquidation on December 28, 2021, and the Partnership determined that liquidation is imminent. As a result, the Partnership changed its basis of accounting on December 31, 2021, from the going concern basis to a liquidation basis.  This matter is also discussed below as a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidation Basis of Accounting

As discussed in Notes 1 and 2 to the financial statements, the Board of Directors of Highline Management, Inc. effectively approved a plan of liquidation on December 28, 2021, and the Partnership determined that liquidation is imminent. As a result, the Partnership changed its basis of accounting on December 31, 2021, from the going concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States of America.. Under the liquidation basis, the remeasurement of the Partnership’s assets and liabilities through the anticipated date of liquidation include management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale or disposal; (ii) net sales proceeds to be received for assets at the time of sale or disposal; (iii) amounts expected to be incurred for operating expenses during liquidation; and (iv) amounts required to settle liabilities. The estimated liquidation values for assets derived from future revenue streams and asset sales and settlement of liabilities are reflected on the consolidated statement of net assets in liquidation. Under the liquidation basis, the accounting estimates that require management’s most significant, difficult and subjective judgements include the determination that liquidation was imminent, estimated settlement amount of liabilities and the estimated revenue and operating expenses that are projected during dissolution. The total effect of adoption of the liquidation basis of accounting was a $57.7 million decrease from consolidated net partners’ capital to net assets in liquidation as of December 31, 2021.

We identified the Partnership’s adoption of the liquidation basis as a critical audit matter due to the significant judgements by management when remeasuring the values of assets and liabilities, which included significant assumptions related to sales proceeds of assets, settlement amounts of liabilities, and revenue and operating expenses to be incurred during liquidation. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence related to (i) management’s judgements around applying the liquidation basis to the consolidated financial statements and determining the point at which liquidation was imminent, and (ii) the remeasurement of certain assets and liabilities.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) testing management’s process for and evaluating management’s judgements around applying the adoption of the liquidation basis of accounting and determining the point at which liquidation was imminent, (ii) testing management’s process for developing the estimates and assumptions used in the remeasurement of certain assets and liabilities as of December 31, 2021, (iii) testing the completeness and accuracy of the data used by management in developing the estimates, and (iv) evaluating the adequacy of the Partnership’s disclosures. Evaluating management’s assumptions related to the estimated revenue and operating expenses that are projected during dissolution, estimated proceeds from sales of certain assets, and the estimated amounts to be paid in settlement of certain liabilities involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Partnership; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Loss Contingencies

As discussed in Note 19 to the financial statements, the Partnership and its General Partner are subject to legal claims, suits, and regulatory investigations and complaints. The amounts to settle any liabilities that might arise from the claims and suits could result in adverse consequences to the Partnership. The Partnership records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and when a liability is probable. Where the reasonable estimate of the probable loss is a range, management records the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Management either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable and appropriate, or states that such an estimate cannot be made. Management discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

We identified the assessment of loss contingencies relating to pending legal claims, suits, and regulatory investigations and complaints as a critical audit matter due to the significant judgements required by management in assessing the likelihood of a loss being incurred and in estimating the loss or range of loss for each matter. As such, there is a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s assessment of loss contingencies.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; (ii) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (iii) evaluating the sufficiency of the Partnership’s disclosures related to legal proceedings.

/s/ EisnerAmper LLP

We have served as the Partnership’s auditor since 2018.

EISNERAMPER LLP

Iselin, New Jersey

April 14, 2022

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

December 31,
2021
Assets
Cash	$550,048
Restricted cash	41,400
Contracts in transit	546
Receivables	8,639
Property	1,230
Assets held for sale	34,213
Other assets	9,134
Total assets	$645,210
Liabilities
Floorplan payable	$3,373
Accounts payable	6,458
Accrued expenses and other liabilities	16,336
Liabilities held for sale	2,392
Notes payable - related party	16,635
Operating lease liability	1,073
Liability for estimated costs in excess of estimated receipts during liquidation	51,061
Distributions payable for tax withholding	6,865
Due to related parties	5,256
Total liabilities	109,449
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	479,333
Net assets attributable to the non-controlling interests in liquidation	56,428
Total net assets in liquidation	$535,761

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Balance Sheet

(Dollars in thousands)

December 31,
2020
Assets
Current assets:
Cash	$120,985
Contracts in transit	38,464
Receivables, net of allowance for doubtful accounts	36,441
Assets held for sale	94,532
Due from related parties, current portion	4,943
Inventories	260,116
Leased rental/service vehicles	12,463
Prepaid expenses and other current assets	11,814
Total current assets	579,758
Non-current assets:
Restricted cash, net of current portion	14,427
Property and equipment, net	248,613
Goodwill	142,065
Franchise rights	126,139
Right-of-use assets - operating	51,479
Right-of-use assets - finance	25,953
Other assets	10,538
Total non-current assets	619,214
Total assets	$1,198,972

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Balance Sheet (Continued)

(Dollars in thousands)

December 31,
2020
Liabilities and Partners’ Capital
Liabilities:
Current liabilities:
Floorplan payable	$280,953
Accounts payable	35,246
Accrued expenses and other current liabilities	32,080
Liabilities held for sale	2,340
Notes payable - related party, current portion	12,308
Long-term debt, current portion	21,119
Operating lease liabilities, current portion	4,532
Finance lease liabilities, current portion	1,471
Leased vehicle liability	12,510
Redeemable non-controlling interests, current portion	18,450
Due to related parties	2,471
Total current liabilities	423,480
Non-current liabilities:
Long-term debt, net of current portion	242,913
Operating lease liabilities, net of current portion	48,354
Finance lease liabilities, net of current portion	26,237
Notes payable - related party, net of current portion	2,871
Redeemable non-controlling interests, net of current portion	9,973
Other liabilities	5,205
Total non-current liabilities	335,553
Total liabilities	759,033
Commitments and contingencies (see Footnote 18)
Partners’ capital:
Partners’ capital attributable to the Partnership	308,865
Non-controlling interests	131,074
Total partners’ capital	439,939
Total liabilities and partners’ capital	$1,198,972

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Revenues:
New vehicle retail sales	$924,310	$1,228,612	$1,538,150
Used vehicle retail sales	552,830	687,444	785,686
Used vehicle wholesale sales	93,567	98,017	152,315
Service, body, and parts sales	207,455	268,764	338,803
Finance and insurance sales	77,365	94,412	110,070
Total revenues	1,855,527	2,377,249	2,925,024
Costs of sales:
New vehicle retail cost	829,732	1,148,887	1,452,279
Used vehicle retail cost	506,953	638,750	733,853
Used vehicle wholesale cost	82,543	94,299	153,705
Service, body, and parts cost	87,302	116,835	152,544
Total cost of sales	1,506,530	1,998,771	2,492,381
Gross profit	348,997	378,478	432,643
Operating expenses:
Selling, general and administrative expenses	284,988	308,396	363,764
(Gain) loss on sale of dealerships, property and equipment	(313,441)	13,030	(449)
Managerial assistance fee, related party	12,162	12,934	12,930
Rent expense	6,109	8,331	8,163
Asset impairment	1,758	3,784	26,266
Depreciation and amortization	9,124	11,337	12,601
Total operating expenses	700	357,812	423,275
Operating income	348,297	20,666	9,368
Other income (expense):
Floorplan interest	(3,048)	(10,502)	(21,791)
Interest expense	(8,620)	(13,669)	(17,669)
Interest expense to related parties	(2,906)	(5,894)	(6,300)
Interest income	—	255	723
Interest income from related parties	—	78	75
Gain on forgiveness of PPP loans	19,811	—	—
Other (expense) income	(1,626)	1,632	1,454
Total other income (expense), net	3,611	(28,100)	(43,508)
Net income (loss)	351,908	(7,434)	(34,140)
Net income attributable to non-controlling interests	118,276	11,873	8,425
Net income (loss) attributable to the Partnership	$233,632	$(19,307)	$(42,565)

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(Dollars in thousands)

	GPB	Class A	Class A-1	Class B	Class B-1	Total	Non-
	Auto	Limited	Limited	Limited	Limited	Controlling	Controlling
	SLP, LLC	Partners	Partners	Partners	Partners	Interests	Interests	Total
Partners’ capital - December 31, 2018	$—	$214,212	$95,515	$43,655	$18,194	$371,576	$115,503	$487,079
Partners’ capital contributions	—	—	—	—	—	—	307	307
Unit issuance costs	—	—	—	(299)	(120)	(419)	—	(419)
Distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	(25,261)	(10,364)	(4,927)	(2,013)	(42,565)	8,425	(34,140)
Partners’ capital - December 31, 2019	$—	$188,951	$85,151	$38,429	$16,061	$328,592	$124,226	$452,818
Partners’ capital contributions	—	—	—	—	—	—	345	345
Unit issuance costs	—	—	—	(300)	(120)	(420)	—	(420)
Distributions	—	—	—	—	—	—	(5,370)	(5,370)
Net (loss) income	—	(11,381)	(4,857)	(2,246)	(823)	(19,307)	11,873	(7,434)
Partners’ capital - December 31, 2020	$—	$177,570	$80,294	$35,883	$15,118	$308,865	$131,074	$439,939
Partners’ capital contributions	—	—	—	—	—	—	342	342
Unit issuance costs	—	—	—	(16)	(9)	(25)	—	(25)
Distributions	—	(3,948)	(1,785)	(798)	(336)	(6,867)	(191,809)	(198,676)
Net income	—	134,080	60,817	27,818	10,917	233,632	118,276	351,908
Partners’ capital - December 31, 2021 (see Footnote 4)	$—	$307,702	$139,326	$62,887	$25,690	$535,605	$57,883	$593,488

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$351,908	$(7,434)	$(34,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,292	9,331	10,725
Amortization of right-of-use assets - finance	1,832	2,006	1,876
Amortization of right-of-use assets - operating	4,618	4,951	5,093
Amortization of capitalized guarantee costs in interest expense to related party	62	127	127
Amortization of debt issuance costs in interest expense to related party	509	1,849	1,960
Amortization of debt issuance costs in interest expense	3,493	1,010	719
Asset impairment	1,758	3,784	26,266
(Gain) loss on disposal of property and equipment, net	(26,058)	4,644	401
(Gain) loss on disposal of dealerships, net	(287,383)	8,386	(850)
(Decrease) increase in interest rate swap liability in interest expense	(836)	836	—
Bad debt (recovery) expense	(946)	2,287	(327)
Forgiveness of debt	(19,811)	—	—
Other adjustments to reconcile net loss	2,108	278	491
Changes in operating assets and liabilities, net of effects from business combinations:
Contracts in transit	37,918	17,413	(5,424)
Receivables	28,804	8,769	(5,802)
Due from related parties	283	3,335	(190)
Inventories	137,799	169,214	33,571
Prepaid expenses and other current assets	(1,497)	4,776	(5,420)
Leased rental/service vehicles	12,463	3,170	(5,546)
Other assets	(1,638)	(2,387)	6,196
Floorplan payable, trade, net	(11,548)	(35,525)	(428)
Accounts payable	(28,788)	(231)	7,094
Accrued expenses and other current liabilities	(13,938)	(21,243)	17,079
Payments on lease liabilities - operating	(4,313)	(4,570)	(4,692)
Due to related parties	(664)	(297)	(1,621)
Leased vehicle liability	(12,510)	(3,075)	5,428
Other liabilities	7,911	796	(5,683)
Net cash provided by operating activities	188,828	172,200	46,903
Cash flows from investing activities:
Payments for acquisition of dealerships	—	—	(106,509)
Purchase of property and equipment	(18,449)	(8,364)	(24,481)
Proceeds from disposition of property and equipment	285,189	74,150	9,304
Proceeds from disposition of dealerships	629,580	49,479	3,765
Recovery of cash used in dealership acquisitions	—	—	1,000
Repayment (payment) from note receivable from related party	3,700	(3,700)	—
Net cash provided by (used in) investing activities	900,020	111,565	(116,921)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
(Payments of) proceeds from floorplan debt, non-trade, net	(162,219)	(140,876)	12,801
Proceeds from long-term debt	—	33,148	9,637
Payments of long-term debt	(244,690)	(70,939)	(32,085)
Payments of finance lease liabilities	(2,477)	(1,454)	(1,214)
Payments of debt issuance costs to related parties	—	—	(613)
Payments of deferred financing costs	(2,190)	(782)	—
(Payments of) proceeds from notes payable to related parties	—	(33,391)	3,272
Capital contributions from non-controlling interests	342	345	307
Capital contributions from redeemable non-controlling interests	—	3,700	—
Unit issuance costs	(25)	(420)	(419)
Distributions to redeemable non-controlling interests	(31,927)	—	—
Distributions to non-controlling interests	(189,626)	(5,370)	(9)
Net cash used in financing activities	(632,812)	(216,039)	(8,323)
Net increase (decrease) in cash	456,036	67,726	(78,341)
Cash, beginning of year	135,412	67,686	146,027
Cash, end of year	$591,448	$135,412	$67,686

Supplemental cash flow information:
Reconciliation of cash and restricted cash:
Cash	$550,048	$120,985	$40,313
Restricted cash, current portion	—	—	12,373
Restricted cash, net of current portion	41,400	14,427	15,000
Total cash and restricted cash	$591,448	$135,412	$67,686

Supplemental disclosure of cash flow information:
Cash payments for interest	$14,947	$32,036	$45,852
Supplemental schedule of non-cash investing and financing activities:
Distributions to non-controlling interests included in due to related parties	$2,183	$—	$—
Distributions to partners’ included in distributions payable for tax withholding	6,867	—	—
Right-of use finance lease assets assumed	—	—	24,240
Finance lease liabilities assumed	—	—	24,240
Note receivable on disposition of property	—	2,000	—
Purchase of property and equipment included in accounts payable	—	1,252	279

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization, Nature of Business, and Recent Events

Organization

GPB Automotive Portfolio, LP (the “Partnership”, “we”, “us”, “our” or “Registrant”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s general partner pursuant to the terms of the Fifth Amended and Restated Limited Partnership Agreement dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “Other Recent Events - Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

Until the sale of substantially all of the Partnership’s assets described below under “Recent Events - Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners.

We report all of our businesses as a single segment for accounting purposes based on the financial information that is available and evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance of the Partnership.

Prior to the sale of substantially all of our assets, our principal business was the retail sale of automobiles in the northeastern United States. We offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which included vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. We continue to own and operate one dealership in Manchester, New Hampshire, AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”), pending completion of the currently contracted sale of that dealership.

Highline Management, Inc.

In January of 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operation support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described below and in “Footnote 18. Commitments and Contingencies.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations. To that end, the initial five member Board (now four members) was appointed, three of whom are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Highline Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish an independent committee responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

As a key feature of this restructuring, Highline was formed to provide GPB with management and operation support services for the GPB-managed partnerships. Highline currently oversees on GPB’s behalf all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations pursuant to a

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Management Services Agreement (“MSA”). Highline’s initial five member Board included three directors who are “independent,” as that term is used in the New York Stock Exchange (“NYSE”) listed company manual. As a result, Highline provides independent oversight and review of most aspects of our operations.

Highline's bylaws require a majority vote for any act of the Board except with respect to approval or adoption of any Management Services Agreement, Resource Sharing Agreement or other similar agreement between Highline and GPB (or any amendment thereto), which in all instances must be approved by a majority of the independent directors. GPB has nominated and elected the initial directors to the Board.

Highline has agreed to provide the following services (“Services”) to the Partnership (but not to the dealerships owned by the Partnership, which are managed day-to-day by their own management teams) pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 Private Placement Memorandum (the “PPM”) dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Highline Board;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of Highline of any such transaction that constitutes a Significant Transaction as described above. Highline’s responsibilities set forth above encompass reporting and monitoring distributions to our Limited Partners.

The MSA has an initial term (“Initial Term”) of three years that began on January 1, 2020. Thereafter the MSA renews for successive one-year terms unless terminated in accordance with its terms.

Pursuant to the amended order of the EDNY Court on April 14, 2021, operational and financial decisions to be made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor  as are decisions to be made by GPB.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Nature of Business

The Partnership’s principal business was the retail sale of automobiles in the northeast United States. The Partnership offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. Through the Group 1 Sale, discussed below, the Partnership has disposed of 28 dealerships and any attendant real estate. The Partnership is continuing to operate Prime Subaru Manchester while awaiting manufacturer approval for the transfer of this dealership.

Recent Events

Sale of Substantially All of the Partnership’s Assets

On September 12, 2021, the Partnership and certain of its direct and indirect subsidiaries entered into a Purchase Agreement (the “Purchase Agreement”) with Group 1 Automotive, Inc., a Delaware corporation (“Group 1”). Pursuant to the Purchase Agreement, the Partnership agreed to sell substantially all of the assets of the Partnership, including, but not limited to the Partnership’s real property (including entities owning real property), vehicles, parts and accessories, goodwill, permits, intellectual property and substantially all contracts, that relate to their automotive dealership and collision center businesses, subject to obtaining the relevant manufacturer approvals, and excluding certain assets such as cash and certain receivables (the “Group 1 Sale”). The Purchase Agreement was approved by GPB (via Highline) and the Monitor (as defined below).

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of its 28th dealership and the related real estate to a third-party.The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration is subject to customary post-close adjustments as defined in the Purchase Agreement. See “Footnote 5. Acquisitions and Dispositions”.

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership in April 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the transfer. See “Footnote 18. Commitments and Contingencies” for more information on the Prime Subaru Manchester transaction.

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for distribution to the Partnership and GPB Holdings II, LP, of a sum of $570.0 million of which $188.8 was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in other investments are contemplated. In accordance with accounting principles generally accepted in the United States (“US GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 31, 2021.

The Highline board of directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), as uncertainties exist as to the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions and the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024.

Prior to Implementation of the Plan of Liquidation

The consolidated financial statements through December 31, 2021, have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with US GAAP.

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 28, 2021, requires the financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”). Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan of Liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan of Liquidation will be blocked by other parties, or (b) the Plan of Liquidation is being imposed by other forces (for example, involuntary bankruptcy).

The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, equity and cash flows are no longer presented.

The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources in liquidation. The liquidation basis of accounting may only be applied prospectively from the day liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.

The consolidated financial statements for the year ended December 31, 2021, include a Consolidated Statement of Net Assets in Liquidation as of December 31, 2021, and all disclosures necessary to present relevant information about our expected resources in liquidation.  Because the approval of the Plan of Liquidation occurred on December 28, 2021, and we adopted December 31, 2021, as a more convenient date to commence liquidation accounting, the presentation of changes in net assets in liquidation would not provide meaningful information to users of the financial statements and therefore, no such consolidated financial statement has been presented

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

herein. As required by U.S. GAAP, we have presented Consolidated Statements of Operations, Partners’ Capital, and Cash Flows on a going concern basis up to and including December 31, 2021.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Highline Board of Directors, and forecasts generated by our management. Estimates for the liquidation value of Prime Subaru Manchester were determined through a combination of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement. Our liabilities are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation was approved by Highline will be sold by June 30, 2024, with liquidation complete by December 31, 2024, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Highline board, consultation with the Monitor and the Company’s external counsel and contemplates such matters as the sale of Prime Subaru Manchester, the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.

Other Recent Events

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil proceeding against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (“EDNY Court”). No GPB managed Partnerships were sued. The lawsuit alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash. The criminal indictment alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, GPB-managed funds, the Partnership, and subsidiaries of the Partnership, promptly following his indictment (the “SEC Action”).

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The Complaint alleges, among other things, that the offering documents for several GPB-managed funds,

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Appointment of Monitor

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) until further order of the Court. Pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021 (the “Amended Order”).

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the consolidated financial statements included with this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order. See “Footnote 18. Commitments and Contingencies” to our Consolidated Financial Statements for more information on the appointment of the Monitor.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements through December 31, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As Discussed in “Footnote 1. Organization, Nature of Business, and Recent Events”, on December 31, 2021 the Partnership transitioned to a liquidation basis of accounting.

Under the liquidation basis, the remeasurement of the Partnership’s assets and liabilities includes management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its subsidiaries in which we have a controlling interest. Upon consolidation, all intercompany accounts, transactions, and profits are eliminated. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). When determining which enterprise is the primary beneficiary, management considers (i) the entity’s purpose and design, (ii) which variable interest holder has the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsidered whether it was the primary beneficiary of that VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from the estimates and assumptions made in the preparation of the accompanying Consolidated Financial Statements.

The significant estimates made by management under the going concern basis of accounting in the accompanying Consolidated Financial Statements relate to inventory valuation, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of goodwill and intangible franchise rights, valuation of assets held for sale, long lived assets and their depreciable lives, and reserves for potential litigation.

Under the liquidation basis of accounting, the accounting estimates that require management’s most significant, difficult and subjective judgments include: the determination that the liquidation was imminent; the estimated sales proceeds of our assets; estimated settlement amounts of our liabilities, and the estimated revenue and operating expenses that are projected during dissolution, and the anticipated liquidation period.

Non-Controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Partnership. When the Partnership acquires a controlling interest in a consolidated entity, the non-controlling interest is initially recorded at fair value and subsequently adjusted for any capital transactions between the third party investors and the consolidated entity that occurs during the period and by net income (loss) attributable to non-controlling interests.

Business Combinations

Under the going concern basis of accounting, the Partnership accounted for acquisitions in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). ASC 805 provides guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. In a business combination, the net assets acquired, liabilities assumed and non-controlling interest in the acquired dealership are recorded as of the date of acquisition at their respective fair values. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets and identifiable intangible assets acquired is recorded as goodwill.

Transaction costs are expensed when incurred. The operating results of the acquired business are reflected in our Consolidated Financial Statements commencing on the date of the acquisition. The Partnership records the net assets of acquired businesses at fair value based, in part, upon internal estimates of cash flows and independent appraisals. Changes to the assumptions used to estimate the fair value could impact the recorded amounts of the net assets acquired and the resultant goodwill. Fair values of rights under Franchise Agreements are estimated by discounting expected future cash flows of the dealership. The fair value of real property is determined

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

using a combination of the cost approach (the comparative unit method) and sales comparison approach (the building residual technique method).

Cash

Cash includes cash on hand and cash in bank accounts without restriction. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits. As of December 31, 2021, the standard Federal Deposit Insurance Corporation (FDIC) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category.

Restricted Cash

In 2021, the Partnership held $41.4 million of restricted cash which represents the funds held in escrow relating to amounts to compensate Group 1 for any potential post closing indemnifiable losses pursuant to the terms of the Purchase Agreement.

In 2020, the Partnership held $14.4 million of restricted cash which represents collateral on outstanding letters of credit provided under the Partnership’s financing agreements with its financial institutions in 2020.

Contracts in Transit

Under the going concern basis of accounting, contracts in transit relate to amounts due from financial institutions for the portion of the vehicle sales price financed by the Partnership’s customers.

Under the liquidation basis of accounting, contracts in transit are recognized at the amount expected to be collected.

Receivables and Allowance for Doubtful Accounts

Receivables consist of the following:

●	Manufacturer receivables represent amounts due from manufacturers, including holdbacks, rebates, incentives and warranty claims.
●	Trade receivables are comprised of amounts due from customers related to sales of new and used vehicles and service, body, and parts sales.
●	Finance and insurance receivables represent amounts owed to the Partnership for commissions from third-party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts.

Under the going concern basis of accounting, receivables were recorded at the invoiced amount and do not bear interest due to their short-term nature. The Partnership maintained an allowance for doubtful accounts for estimated losses inherent in its accounts receivable. In establishing the required allowance, management considered historical losses adjusted to take into account current market conditions and the Partnership’s customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. Receivables are generally written off against allowances after all reasonable collection efforts are exhausted.

Under the liquidation basis of accounting, receivables are stated at amount of their estimated cash proceeds.

Inventories

Under the going concern basis of accounting, inventories consisted primarily of new and used vehicles, and were stated at the lower of cost or net realizable value using the specific identification method. The cost of other inventories had been determined under the first-in, first-out method.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Manufacturers reimburse us for holdbacks, floor plan interest assistance and advertising assistance, which are reflected as a reduction in the carrying value of each vehicle purchased. We recognize advertising assistance, floor plan interest assistance, holdbacks, cash incentives and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of sales as the related vehicles are sold.

Under the liquidation basis of accounting, inventories are recognized at the amount expected to be collected. Costs to sell inventories are separately accrued.

Property and Equipment

Under the going concern basis of accounting, property and equipment were stated at cost, net of accumulated depreciation, or at the estimated fair value on the date of acquisition for property and equipment purchased in connection with a business combination. Property and equipment under capital leases were stated at the lower of the present value of minimum lease payments or the fair value of the asset at the inception of the lease, net of accumulated depreciation. Major additions and improvements which extend the useful lives of the assets are capitalized, while minor replacements, repairs, and maintenance, which do not improve or extend the lives of the assets, are expensed as incurred. When property was retired or disposed of, the cost and related accumulated depreciation are removed and the resulting gain or loss, if any, was reflected in loss on sale of dealerships, property, and equipment in the accompanying Consolidated Statements of Operations.

Depreciation was computed over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

Property and Equipment	Useful Lives
Buildings	10 to 40 years
Leasehold improvements	Lesser of lease term or estimated useful life
Furniture, fixtures and equipment	3 to 15 years

The Partnership continually evaluated property and equipment, including leasehold improvements, to determine whether events and circumstances had occurred that may have warranted revision of the estimated useful life or whether the remaining balance should have been evaluated for possible impairment. The Partnership used an estimate of the related undiscounted cash flows including its disposition over the remaining life of the property and equipment in assessing whether an asset had been impaired. Management measured impairment losses based upon the amount by which the carrying amount of the asset exceeded the fair value and recognized the impairment charge as a component of operating expenses.

Under the liquidation basis of accounting, property and equipment is recorded at the amount expected to be collected on the ultimate disposition of the assets. Upon the transition to the liquidation basis of accounting, we no longer record depreciation expense.

Leases

Under the going concern basis of accounting, the Partnership determined if an arrangement was a lease at inception. Right-of-use (“ROU”) assets represent the Partnership’s right to use an underlying asset for the lease term and lease liabilities represent the Partnership’s obligation to make lease payments arising from the lease. Finance leases were recorded in right-of-use assets - finance and finance lease liabilities on the Consolidated Balance Sheets. Operating leases were included in right-of-use assets-operating and operating lease liabilities on the Consolidated Balance Sheets. The classification of the Partnership’s leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities was performed at the lease commencement date. The measurement of lease liabilities was based on the present value of future lease payments over the lease term. As the implicit rate in the lease was not determinable, the Partnership used its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset was based on the measurement of the lease liability and also included any lease payments made prior to or on lease commencement, and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Partnership will exercise any such options. Rent expense for the Partnership’s operating leases was recognized

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

on a straight-line basis over the lease term. Amortization expense for the ROU asset associated with its finance leases was recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term. The term of the lease and interest expense associated with its finance leases was recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

Under the liquidation basis of accounting, our right-of-use assets are written down to the net realizable values and our lease liabilities are recorded at the respective cash settlement amounts.

Goodwill and Franchise Rights

Under going concern accounting, goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recognized. The Partnership’s identifiable intangible franchise rights are individual dealership rights under franchise rights agreements with vehicle manufacturers (“Franchise Agreements”) and are identified on an individual dealership basis. The Partnership expected these Franchise Agreements to continue to contribute to our cash flows for an indefinite period and, for agreements that do not have indefinite terms, the Partnership believed that renewal of these agreements would continue to be routinely renewed without substantial cost to us, based on the history with the manufacturers. The Partnership’s Franchise Agreements had been contracted for various durations, ranging from one year to those having no expiration date. Other than Franchise Agreements being terminated due to manufacturers’ business operations, and allowed by bankruptcy law, the Partnership is not aware of manufacturers terminating Franchise Agreements against the wishes of the franchise owners in the ordinary course of business. Historically in the retail automotive franchise industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. A manufacturer may force a franchise owner to sell a franchise when the owner is in breach of the franchise agreement over an extended period of time. The state in which the Partnership operates (New Hampshire) has automotive dealership franchise laws that typically limit the rights of a manufacturer to terminate or not renew a franchise, and the Partnership is not aware of any legislation or other factors that would materially change the retail automotive franchise system. In addition, as indicated by the Partnership’s acquisition and disposition history and evidenced in industry research, there is an active market for most automotive dealership franchises within the United States. Therefore, the Partnership attributed value to the Franchise Agreements acquired with the dealerships purchased based on the understanding and industry practice that the Franchise Agreements would be renewed indefinitely by the manufacturer. As such, the Partnership believed that its Franchise Agreements would contribute to cash flows for an indefinite period and, therefore, had indefinite lives.

The Partnership employed a geographic platform-based approach to dealership management, and based on the Partnership’s internal reporting structure, the level at which discrete financial information is available and for which operating results are regularly reviewed by component managers, and the economic similarity of its dealerships, the Partnership had five reporting units: Prime Automotive Group, the Partnership’s New England area platform; Kenny Ross Automotive Group (“KRAG”), the Partnership’s Pittsburgh area platform; New York Metro area platform; FX Caprara Group (“FX Caprara”), the Partnership’s upstate New York area platform; and the Ron Carter Group (“Ron Carter”), the Partnership’s Houston area platform. After the Group 1 sale and certain other dispositions in 2021 and 2020, which are disclosed in “Footnote 5. Acquisitions and Dispositions”, only one dealership, Prime Subaru Manchester, from the Prime Automotive Group reporting unit remained at December 31, 2021.

We tested our goodwill for impairment on October 1 of each year. We evaluated our goodwill at the reporting unit level using a qualitative assessment process. If the qualitative factors determined that it was more likely than not that the fair value of the reporting unit exceeded the carrying amount, goodwill was not impaired. If the qualitative assessment determined it was more likely than not the fair value of the reporting unit was less than the carrying amount, then a quantitative valuation of our goodwill at the reporting unit level, using a market approach, was performed and an impairment would be recorded.

We tested our franchise rights value for impairment on October 1 of each year. We evaluated our franchise rights value using a qualitative assessment process. We have determined the appropriate unit of accounting for testing franchise rights value for impairment is each individual dealership. If the qualitative factors determined that it was more likely than not that the fair value of the individual dealership’s franchise rights value exceeds the carrying amount, the franchise rights is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise rights value is performed, using a market approach, and an impairment would be recorded.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Goodwill and franchise rights impairment losses were charged to asset impairment in operating expenses in the Consolidated Statements of Operations.

Fair Value of Financial Assets and Liabilities

Under the going concern basis of accounting, the Partnership’s financial instruments consisted of cash, contracts in transit, receivables, floorplan payable, accounts payable, long-term debt and interest rate derivative instruments. Fair values for cash, contracts in transit, receivables, and accounts payable approximated carrying values for these financial instruments since they are relatively short-term in nature. The carrying amount of floorplan payable and long-term debt approximated fair value due to a short-term length of maturity or existence of variable interest rates that approximate prevailing rates.

Derivative Financial Instruments

Under the going concern basis of accounting, interest rate derivatives are recognized as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value, with unrealized gains and losses from changes in fair values being recorded as a component of interest expense in the accompanying Consolidated Statements of Operations. The Partnership determined fair value for interest rate derivatives by using contractual cash flows and observable inputs comprising (as applicable) yield curves and credit spreads. Fair values reflected the credit risk of the instrument and included adjustments to take account of the credit risk of the Partnership itself and that of the counter-party as required.

The Partnership utilized derivative financial instruments for the purposes of hedging the risks of certain identifiable and anticipated transactions. Commonly, the types of risks being hedged were those relating to the variability of cash flows caused by fluctuations in interest rates. See “Footnote 12. Derivative Financial Instruments and Risk” for additional information.

Fair Value Measurements

Promulgations of the FASB have established a framework for measuring fair value, which provides a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The highest priority is assigned to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of fair value are as follows:

Level 1:

Inputs to the Level 1 valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Partnership has the ability to access.

Level 2:

Inputs to the Level 2 valuation methodology include:

(a)	Quoted prices for similar assets or liabilities in active markets;
(b)	Quoted prices for identical or similar assets or liabilities in inactive markets;
(c)	Inputs other than quoted prices that are observable for the asset or liability; and
(d)	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Level 3:

Inputs to the Level 3 valuation methodology are unobservable and significant to the fair value measurement.

Asset and liability measurements utilizing Level 3 inputs include those used in estimating the fair value of non-financial assets and non-financial liabilities in purchase acquisitions, those used in assessing impairment of property and equipment, franchise rights, and those used in the reporting units, valuation in the annual goodwill impairment evaluation.

The fair value measurement valuation process for our non-financial assets and non-financial liabilities in purchase acquisitions, goodwill and franchise rights impairment evaluation, and our long-lived assets, which includes right-of-use assets is established by a third party valuation firm. Fair value measurements, which are based on Level 3 inputs, and changes in fair value measurements were reviewed and assessed each quarter for assets classified as held for sale, or when an indicator of impairment exists for assets classified as held and used. In certain cases, fair value measurements are based on pending agreements to sell the related assets.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Partnership believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Assets Held for Sale

The Partnership classifies long-lived assets (disposal groups) to be sold as held for sale in accordance with Accounting Standards Update (“ASU”) 2014-08, Presentation Of Financial Statements (Topic 205) And Property, Plant, And Equipment (Topic 360): Reporting Discontinued Operations And Disclosures Of Disposals Of Components Of An Entity (“ASU 2014-08”), in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The fair value of a long-lived asset (disposal group) less any costs to sell is assessed each reporting period it remained classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value did not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset (disposal group) met the criteria to be classified as held for sale, the Partnership reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale in the accompanying Consolidated Balance Sheets.

The Partnership recognizes an impairment loss if the carrying amount of the long-lived asset (disposal group) exceeds the estimated fair value of the long-lived asset (disposal group) less cost to sell. If the Partnership recognizes an impairment loss, the adjusted carrying amount of the long-lived asset (disposal group) becomes its carrying amount.

Revenue Recognition

Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from the Prime Subaru Manchester dealership through the point when ownership is expected to transfer under the terms of the Group 1 Sale. The estimated ending period for operating this dealership is November 2023. These estimated revenues are included in the calculation of estimated costs in excess of estimated receipts during liquidation on our Consolidated Statement of Net Assets in Liquidation. As of December 31, 2021, estimated proceeds from the sale of our operating businesses and real estate assets

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

are recorded separately from the estimated operating revenues and are included in assets held for sale on our Consolidated Statement of Net Assets in Liquidation.

Revenue consisted of sales of new and used vehicles, parts and service sales, and related commissions from third-party lending and insurance institutions for arranging customer financing and for the sale of vehicle service contracts (collectively “F&I”). The Partnership recognized revenue (which excludes sales taxes) in the period in which products were delivered or services were provided as all performance obligations are satisfied. The transaction price for a retail vehicle sale was specified in the contract with the customer and included all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in was measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. All vehicle rebates were applied to the vehicle purchase price at the time of the sale. Sales promotions that the Partnership offers to customers are accounted for as a reduction to the sales price at the time of sale. F&I and service contract revenues are recognized upon the sale of the finance, insurance, or service contracts as the Partnership has no further performance obligations and as such as it is earned for the placement of: (i) loans and leases with financial institutions in connection with customer vehicle purchases financed, (ii) vehicle service contracts with third-party providers, and (iii) other protection products with third-party providers. An allowance for chargebacks against revenue recognized from sales of F&I products was recorded in the period in which the related revenue was recognized. The Partnership collects sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in revenues or cost of sales.

Disaggregation of Revenue

The majority of the Partnership’s revenue is from contracts with customers. Taxes assessed by governmental authorities that are directly imposed on revenue transactions are excluded from revenue. Revenue in the accompanying Consolidated Statement of Operations is disaggregated by major lines of goods and services and timing of transfer of goods and services. The Partnership has determined that these categories depict how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors. Revenue from new vehicle retail sales, used vehicle retail sales, used vehicle wholesale sales, retail and wholesale counter parts sales and financing and insurance sales, net is recognized at the point in time in which the goods and services were transferred. Revenue from repair and maintenance services are recognized over time, as the related work is performed on the vehicles. The following describes our major product lines, which represent the disaggregation of our revenues to transactions that are similar in nature, account, timing uncertainties and economic factors.

New and Used Vehicle Sales

Revenue from the retail sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectability is probable, and control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale and are, therefore, incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by state law.

The Partnership also sells vehicles at auction, which is included in used vehicle wholesale revenue. The transaction price for auction services is based on an established pricing schedule and determined with the customer at the time of sale, and payment is due at that time. The Partnership satisfies its performance obligations related to auction sales at the point in time that control transfers to the customer.

Parts and Service Sales

The Partnership sells parts and automotive services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. The Partnership also sells parts through its wholesale and retail channels.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Each automotive repair and maintenance service is a single performance obligation that includes both the parts and labor associated with the service. Payment for automotive service work is typically due upon completion of the service, which is generally completed within a short period of time from contract inception. The transaction price for automotive repair and maintenance services is based on the parts used, the number of labor hours applied, and standardized hourly labor rates. The Partnership satisfies its performance obligations, transfers control, and recognizes revenue over time for automotive repair and maintenance services because it is creating an asset with no alternative use and it has an enforceable right to payment for performance completed to date. The Partnership uses an input method to recognize revenue and measure progress based on labor hours expended and parts utilized calculated using the average gross profit for repairs and maintenance services. The Partnership has determined labor hours expended and parts utilized to be the relevant measure of work performed to complete the automotive repair or maintenance service for the customer.

The transaction price for wholesale and retail counter parts sales is determined at the time of sale based on the quantity and price of each product purchased. Payment is typically due at time of sale, or within a short period of time following the sale. The Partnership has not established provisions for estimated returns as historically returns are rare and are not significant. Delivery methods of wholesale and retail counter parts vary; however, the Partnership generally considers control of wholesale and retail counter parts to transfer when the products are shipped, which typically occurs the same day as or within a few days of the sale.

Finance and Insurance Sales

Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under ASC Topic 606.

Contract Assets

When the timing of the provision of goods or services is different from the timing of the payments made by customers, the Partnership recognizes a contract asset (performance precedes contractual due date). Contract assets relate to the Partnership’s right to consideration for work in process not yet billed at the reporting date associated with automotive repair and maintenance services, as well as an estimate of variable consideration that has been included in the transaction price for certain finance and insurance products (retrospective commissions). These contract assets are reclassified to receivables when the right to consideration becomes unconditional.

The Partnership’s receivables from contracts with customers are included in receivables. The Partnership’s current contract asset is included with prepaid expenses and other current assets, and the long-term contract asset is included with other assets.

The receivables from contracts with customers (comprised of warranty receivables related to service contracts and F&I receivables) and current and long-term contract assets are as follows:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Receivables from contracts with customers	$16,688	$20,091
Contract asset (current)	2,050	3,322
Contract asset (long-term)	6,183	4,650

For the year ended December 31, 2021, $3.3 million of receivables from contracts with customers are included in receivables and $5.7 million of contract assets are included in the other assets on the Consolidated Statement of Net Assets in Liquidation.

The differences between the opening and closing balances of contract assets primarily result from the timing differences between performance and the customer’s payment, as well as changes in the estimated transaction price related to variable consideration that was constrained for performance obligations satisfied in previous periods.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Selling, General and Administrative Expenses

Under the going concern basis of accounting, the Partnership’s operating expenses included, among others, payroll expenses, administrative expenses, audit fees, professional and insurance expense, litigation related and indemnification expenses, and taxes or other governmental charges levied against the Partnership. The Partnership was allocated, from GPB, a portion of the total compensation of GPB’s or its affiliates’ officers and employees relating to the time such officers or employees provide services to the Partnership or its subsidiaries.

Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our Consolidated Statement of Net Assets in Liquidation.

Advertising Costs

Under the going concern basis of accounting, advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising expense was $12.1 million, $15.5 million, and $27.2 million in 2021, 2020, and 2019, respectively. The advertising expense has been reduced by $2.6 million, $5.0 million, $7.0 million for advertising assistance from the manufacturers earned related to vehicles sold in 2021, 2020, and 2019, respectively.

Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets.

Income Taxes

The Partnership is organized as a pass-through entity for income tax purposes and is not subject to income taxes since taxable income or loss is reportable by the Limited Partners. For federal and state income tax purposes, the Partnership’s limited liability company subsidiaries are not considered taxable entities of the Partnership and, accordingly, make no provision for income taxes in their separate stand-alone financial statements. The taxable income or losses of the underlying limited liability company subsidiaries’ are reportable by the Partnership, which, in turn, reports its income or loss to its partners.

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state income taxes. These taxes are not significant and are recorded as selling, general and administrative expenses in the Consolidated Statement of Operations.

Segment Reporting

The Partnership’s core strategy was to own automotive dealerships and maximize value to the Limited Partners. Our dealership operations were organized into geographic market-based dealership groups. Our Chief Operating Decision Maker (“CODM”) was determined to be the members of our automotive strategy team and are employees of GPB and Highline. We reported all of our business operations as a single segment for accounting purposes based on the financial information that was available and reviewed by the CODM in deciding how to allocate resources and in assessing performance of the Partnership. The CODM does not actively participate in the day-to-day operations of the dealerships.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and its subsidiaries, as described in “Footnote 18. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

future distributions or our actual dissolution. See “Footnote 1. Organization, Nature of Business, and Recent Events” for further information.

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of Prime Subaru Manchester until ownership transfers, estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts and costs expected to be earned or incurred during liquidation which is anticipated to be complete by December 31, 2024, however, no assurances can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2021 was comprised of (in thousands):

December 31, 2021
Total estimated receipts during remaining liquidation period	$116,250
Total estimated costs of operations	$(95,939)
Selling, general and administrative expenses	(38,249)
Selling, general and administrative expenses - related party	(32,785)
Interest expense	(338)
Total estimated costs during remaining liquidation period	$(167,311)
Liability for estimated costs in excess of estimated receipts during liquidation	$(51,061)

4. Net Assets in Liquidation

Initial Net Assets In Liquidation

The following is a reconciliation of total Partner’s Capital under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of December 31, 2021 (in thousands):

December 31, 2021
Total Partner’s Capital as of December 31, 2021 (going concern basis)	$593,488
Increase due to estimated net realizable value of Assets Held for Sale (1)	12,410
Net decrease due to write-off of prepaid expenses, other assets(2)	(17,086)
Decrease due to adjustment of operating lease liability (3)	(139)
Decrease due to interest expense on notes payable - related party (4)	(1,851)
Decrease due to liability for estimated costs in excess of estimated receipts during liquidation (5)	(51,061)
Net adjustments to reflect the change to the liquidation basis of accounting	(57,727)
Estimated value of net assets in liquidation as of December 31, 2021	$535,761

1.	Under the liquidation basis of accounting, all assets are recorded at net realizable value which includes the value of intangible assets. This adjustment reflects the increase in the then carrying value of our Assets Held for Sale to net realizable value.
2.	Under the liquidation basis of accounting, assets are recorded at net realizable value. This adjustment is to adjustment prepaid and other assets to net realizable value.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	Under the liquidation basis of accounting, we recorded lease liabilities at the amount in which they are expected to be settled in cash. This adjustment was to record our lease liability at the cash settlement amount.
4.	Under the liquidation basis of accounting, we recorded contractual interest expected to be incurred through the liquidation term. This adjustment is to accrue for the interest expected to be incurred relating to our notes payable - related party.
5.	Under the liquidation basis of accounting, we recorded the projected net operating cash flows for Prime Subaru Manchester through the date of expected transfer. Additionally, we recorded our expected corporate expenses to be incurred during liquidation.

5. Acquisitions and Dispositions

2021 Acquisitions:

In 2021, the Partnership did not acquire any dealerships.

2021 Dispositions:

In December 2021, GPB Prime sold the Toyota Route 2 dealership and the related real estate to a third-party. The Partnership received net proceeds of $33.4 million and $9.3 million, respectively, and recognized a net loss on disposal of the dealership of $1.0 million and a net gain on disposal of related real estate of $1.1 million, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November 2021, GPB Prime sold 23 dealerships and the related real estate to Group 1. The Partnership received net proceeds of $505.0 million and $215.9 million, respectively, and recognized a net gain on disposal of the dealerships of $267.8 million and a net gain on disposal of related real estate of $18.7 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November 2021, Capstone Automotive Group, LLC (“Capstone”) and GPB Portfolio Automotive, LLC, holding company subsidiaries of the Partnership, sold four dealerships and the related real estate in the New York Metro reporting unit to Group 1. The Partnership received net proceeds of $50.5 million and $10.8 million, respectively, and recognized a net gain on disposal of the dealership of $22.3 million and a net loss on disposal of related real estate of $0.4 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

Total proceeds for the dealerships and related real estate sold in November and December 2021 as described above was $824.9 million.

In April 2021, GPB Prime sold the Prime Chevrolet Hyannis and Prime Subaru Hyannis dealerships to a third-party. The Partnership received net proceeds of $6.6 million, and recognized a net loss on disposal of the dealership of $0.6 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In March 2021, GPB Prime sold Prime Toyota Boston to a third-party. The Partnership received net proceeds of $10.3 million, and recognized a net loss on disposal of the dealership of $0.4 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In March 2021, GPB Prime sold the Hyannis Toyota and Orleans Toyota dealerships and the related real estate to a third-party. The Partnership received net proceeds of $23.8 million and $16.6 million, respectively, and recognized a net loss on disposal of the dealership of $0.7 million and a net gain on disposal of the related real estate of $1.4 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

2020 Acquisitions:

In 2020, the Partnership did not acquire any dealerships.

2020 Dispositions:

In September 2020, Capstone sold all of the remaining FX Caprara dealerships and the related real estate to a third-party. The Partnership received net proceeds of $1.6 million and $5.6 million, respectively, and recognized a net loss on disposal of the dealership and related real estate of $0.8 million and $0.8 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment in the Consolidated Statement of Operations for the year ended December 31, 2020.

During September and October 2020, Capstone sold all of the remaining Kenny Ross Auto Group (KRAG) dealerships and the related real estate to a third-party. The Partnership received net proceeds of $23.3 million and the related real estate for net proceeds of $36.1 million, respectively, and recognized a net loss on disposal of the dealership and related real estate of $6.0 million and $2.8 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment in the Consolidated Statement of Operations.

In October 2020, Capstone sold all of the Ron Carter dealerships and related real estate to a third-party. The Partnership received net proceeds of $19.3 million and $20.9 million, respectively. The real estate proceeds included a $2.0 million note bearing 7% interest due to Capstone Automotive Group, LLC in October 2022 which is recorded as a component of other assets in the Consolidated Balance Sheet at December 31, 2020. The Partnership recognized a net loss on disposal of the dealership of $2.9 million and a net gain on the disposal of related real estate of $0.8 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment in the Consolidated Statement of Operations.

In October 2020, Capstone sold the Subaru Vermont dealership to an entity related to the Former CEO of Automile for net proceeds of $5.3 million and the related real estate for net proceeds of $12.5 million, respectively. The Partnership recognized a net gain on disposal of the dealership of $1.3 million and net loss of $1.1 million on the disposal of the related real estate recorded in loss (gain) on sale of dealerships, property and equipment in the Consolidated Statement of Operations.

All of the dispositions were in the ordinary course of business within the mandate for the automotive strategy outlined in the PPM, and thus were not considered a strategic shift in the Partnership’s operation.

2019 Acquisitions:

In 2019, the Partnership completed the following acquisitions:

In February 2019, GPB Prime acquired the assets of six dealerships in Massachusetts from a third party. These dealerships were consolidated into the Partnership on the acquisition date as Gallery Automotive Group, LLC (“Gallery”). The franchises acquired included BMW, Mini, Honda, Volkswagen, and Mazda. These acquisitions were executed to expand the Partnership’s market share in Massachusetts. In February 2019, to fund the Gallery acquisition, the Partnership contributed additional capital of $81.3 million into GPB Prime. As a result, the Partnership’s interest in GPB Prime increased to 66.5% from 55.0%. See “Footnote 15. Redeemable Non-Controlling Interests and Non-Controlling Interests.”

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the consideration paid for this acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date for the dealerships acquired in 2019:

2019
Acquisition:
(Dollars in thousands)	Gallery
Consideration paid:
Cash paid	$62,126
Floorplan notes payable	54,383
Total	$116,509

Fair value of assets acquired and liabilities assumed:
Inventories	$58,376
Franchise rights	33,360
Property and equipment	1,030
Other current assets	537
Other liabilities	(435)
Goodwill	23,641
Total	$116,509

Partnership’s ownership	66.5%
Non-controlling interest	33.5%
100%

Cash paid includes $10.0 million of deposits paid in 2018 recorded in deposits on acquisitions in the 2018 Consolidated Balance Sheet.

2019 Dispositions:

In February 2019, Capstone sold KRAG Nissan, LLC and KRAG Chevrolet of Cranberry, LLC to a third-party. The Partnership received net proceeds of $2.8 million and recognized a net gain on disposal of $1.7 million recorded in loss (gain) on sale of dealerships, property and equipment in the Consolidated Statement of Operations.

In July 2019, Capstone sold FX Caprara CDJR of Alexandria Bay LLC, a dealership, and subsequently in August 2019 sold the related real estate to a third-party. The Partnership received net proceeds of $0.6 million and $1.4 million, respectively, and recognized a loss on disposal of the dealership and related real estate of $0.2 million and $0.4 million, respectively, recorded in loss (gain) on sale of dealerships, property and equipment in the Consolidated Statement of Operations.

In December 2019, Capstone sold FX Caprara Imports of Watertown, LLC, a dealership, to a third-party. The Partnership received net proceeds of $0.4 million and recognized a loss on disposal of $0.6 million recorded in loss (gain) on sale of dealerships, property and equipment in the Consolidated Statement of Operations.

All of the dispositions were in the ordinary course of business within the mandate for the automotive strategy outlined in the PPM, and thus were not considered a strategic shift in the Partnership’s operation.

Proforma Financial Statements

The Consolidated Statement of Operations for the year ended December 31, 2019, includes $356.1 million of revenue and net income of $7.0 million related to Gallery for the period from February 14, 2019, the date of acquisition, through December 31, 2019.

The Partnership’s unaudited pro forma results for the year ended December 31, 2019 is summarized in the table below, assuming the acquisitions occurred on January 1, 2019. These unaudited pro forma results have been prepared for comparative purposes only. They

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions occurred on January 1, 2019, nor are they indicative of future results of operations.

Pro forma and unaudited (as if
the acquisition had occurred on
(Dollars in thousands)	January 1, 2019)
December 31,
2019
Pro forma revenue	$2,977,083

Pro forma net loss	$33,160

6. Receivables

Under the going concern basis of accounting, receivables, net of allowance for doubtful accounts, consisted of the following:

December 31,
(Dollars in thousands)	2020
Receivables
Manufacturer receivables	$22,633
Trade receivables	9,682
Finance and insurance receivables	5,866
Total	38,181
Less: Allowance for doubtful accounts	(1,740)
Receivables, net allowance for doubtful accounts	$36,441

Under the liquidation basis of accounting, receivables consisted of the following at December 31, 2021:

December 31,
(Dollars in thousands)	2021
Receivables
Manufacturer receivables	$5,676
Trade receivables	573
Finance and insurance receivables	2,390
Total	$8,639

7. Inventories

Under the going concern basis of accounting, inventories consisted of the following:

December 31,
(Dollars in thousands)	2020
Inventories
New vehicles	$167,018
Used vehicles	61,344
Parts and accessories	10,115
Rental/service vehicles, net	21,639
Total inventories, net	$260,116

As of December 31, 2021, inventory in the amount of $2.8 million, held by the Partnership through its investment in Prime Subaru Manchester was included in assets held for sale, See “Footnote 10. Assets Held for Sale.”

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

In 2020, $21.8 million of inventory was re-classified into assets held for sale.

8. Property and Equipment

Under the going concern basis of accounting, property and equipment consisted of the following:

December 31,
(Dollars in thousands)	2020
Property and Equipment
Land	$121,106
Buildings and improvements	145,918
Construction in progress	7,605
Furniture, fixtures and equipment	27,515
Total	302,144
Less: Accumulated depreciation	(24,331)
Total property and equipment, net of accumulated depreciation	277,813
Less: property and equipment reclassed to assets held for sale	(29,200)
Adjustment to reflect the change to the liquidation basis of accounting	—
Total	$248,613

Under the going concern basis of accounting, depreciation expense related to property and equipment for the years ended December 31, 2021, 2020, and 2019 was $7.3 million, $9.3 million and $10.7 million respectively. Under the liquidation basis of accounting, no depreciation expense or amortization expense is recorded, our property and equipment, are recorded on the Statement of Net Assets in Liquidation at the amount of their estimated cash proceeds or other consideration from liquidation, which we expect to be $1.2 million.

In December 2021 and 2020, the Partnership recorded an impairment loss of $0.9 million and $0.4 million, respectively related to property owned by the Partnership, which has been classified as a component of asset impairment in the Consolidated Statements of Operations.

In October 2021, Capstone sold the Bob’s Buick GMC related real estate to a third-party. The partnership received net proceeds of $3.3 million and recognized a net loss of $0.1 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used to pay down debt.

In May 2021, GPB Prime, sold a parcel of land relating to the Prime Toyota Boston, to a third-party. The Partnership received net proceeds of $16.1 million, and recognized a net gain on disposal of the real estate of $4.0 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations. The proceeds relating to this disposition were used to pay down debt.

In April 2021, the Partnership sold the remaining KRAG related real estate to a third-party. The Partnership received net proceeds of $11.8 million, and recognized a net loss on disposal of the real estate of $0.5 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations. The proceeds relating to this disposition were used to pay down debt.

In March 2021, the Partnership sold a vacant parcel of real estate for net proceeds of $2.9 million and a net loss of $0.1 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations. The proceeds were used in part to repay all outstanding debt relating to real estate.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

9. Goodwill and Franchise Rights

The changes in the carrying amount of goodwill and intangible franchise rights consisted of the following:

(Dollars in thousands)	Total
Goodwill
Balance at December 31, 2019	$172,382
Reclassification to assets held for sale	(19,121)
Reductions through disposals	(11,196)
Balance at December 31, 2020	142,065
Reclassification to held for sale	(7,597)
Reductions through disposals	(134,468)
Balance at December 31, 2021	$—

Franchise Rights
Balance at December 31, 2019	174,486
Impairment	(822)
Reclassification to assets held for sale	(23,720)
Reductions through disposals	(23,805)
Balance at December 31, 2020	126,139
Reclassification to held for sale	(7,600)
Reductions through disposals	(118,539)
Balance at December 31, 2021	$—

Based on the qualitative assessments in 2020 and 2019, the Partnership determined that it should perform a quantitative test to assess the amount of impairment associated with the Partnership’s franchise rights and goodwill. These tests indicated the carrying value of franchise rights at certain dealerships was greater than fair value and the Partnership recorded an impairment charge as a component of asset impairment on the Consolidated Statement of Operations of $0.8 million and $9.6 million, respectively. Additionally, based on the results of the assessment, the Partnership determined the carrying value of goodwill for certain reporting units was greater than the fair value and recorded an impairment charge as a component of asset impairment on the Consolidated Statement of Operations of nil and $7.8 million, respectively. The Partnership determined these assets were impaired resulting from the acquired dealerships falling short of pre-acquisition financial projections for the years ending December 31, 2020, and 2019. Based on the qualitative assessments in 2021 and the information available in connection with the Group 1 Sale at the time of the assessment, the Partnership determined that the carrying value of the franchise rights and the carrying value of the reporting units for purposes of the impairment assessment more likely than not exceeded the respected fair values and no impairment charges were recorded.

Under the liquidation basis of accounting, all of our intangible assets have been classified as held for sale and are recorded on the Consolidated Statement of Net Assets in Liquidation at the amount of their estimated cash proceeds or other consideration from liquidation, see “Footnote 10. Assets Held for Sale.”

10. Assets Held for Sale

In 2021, Prime Subaru Manchester was reclassified to assets held for sale and is presented as such in the Consolidated Statement of Net Assets in Liquidation.

In 2020, five dealerships and the respective real estate properties were reclassified to assets held for sale and is presented in as such in the Consolidated Balance Sheet. The dealerships were Prime Subaru Hyannis, Prime Chevy Hyannis, Prime Toyota Boston, Orleans Toyota, and Hyannis Toyota. The dealerships and related real estate were sold in 2021.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the major classes of assets classified as held for sale under the going concern basis of accounting as of December 31, 2020 in the accompanying Consolidated Balance Sheet and under the liquidation basis of accounting as of December 31, 2021 in the accompanying Consolidated Statement of Net Assets in Liquidation.

	December 31,
(Dollars in thousands)	2021	2020
Assets held for sale
Inventories	$2,781	$21,781
Franchise rights	7,600	23,720
Goodwill	7,597	17,559
Property and equipment	1,433	29,200
Right of use assets	2,236	2,273
Net adjustments to reflect the change to the liquidation basis of accounting	12,566	—
Total assets held for sale	$34,213	$94,533
Liabilities held for sale
Operating lease liabilities	(2,236)	(2,340)
Total liabilities held for sale	$(2,236)	$(2,340)

For the years ended December 31, 2021, 2020 and 2019, there was $0.9 million, $1.6 million, and nil, respectively of impairment recorded to adjust to fair value which has been recorded as a component of asset impairment on the Consolidated Statement of Operations.

Under the liquidation basis of accounting, all of our assets held for sale are recorded on the Consolidated Statement of Net Assets in Liquidation at the amount of their estimated cash proceeds or other consideration from liquidation.

11. Borrowings

Floorplan Financing Agreements

The Partnership’s subsidiaries were party to financing agreements with M&T Bank (as part of an eight member syndicate), J.P. Morgan Chase (“Chase”), Ford Motor Credit Company (“FMCC”), Ally Bank and Ally Financial (“Ally”), GM Financial (“GMF”), and Truist Financial (formerly Branch Banking and Trust Partnership) for the purpose of financing the purchase of new, used and loaner vehicles for certain brands, in addition to providing operational liquidity in the form of mortgages and term debt which is explained in the “Long Term Debt” section below. As of December 31, 2021, as a result of the Group 1 Sale, M&T Bank provides floorplan financing for the remaining operating dealership, Prime Subaru Manchester and all other third party debt has been re-paid in 2021. In January 2022, the Partnership and GPB Prime entered into the Amendment. The Amendment, among other things, (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one remaining new vehicle dealership and no longer require the same amounts of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

Pursuant to amendments to the M&T Credit Agreement dated September 21, 2018 and June 14, 2019, GPB Prime has been restricted in its ability to pay distributions, pay managerial assistance fees, make additional requests for delayed draw loans, make any additional acquisitions (other than those already in process at that date) greater than $2.0 million, or to make any distribution to the Partnership’s subsidiaries, other than GPB Prime, as well as pay any put, redemption, or equity recapture options or agreements to any person, until all covenant requirements have been met as stipulated in the amendment. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principal with M&T Bank to allow for a distribution to the Partnership and GPB Holdings II, LP, a sum of $570.0 million, of which, $188.8 was distributed to GPB Holdings II, LP, an affiliate of the Partnership.  In January 2022, the Partnership

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

entered into the Amendment to the M&T Credit Agreement which, among other things, reaffirmed the agreement in principle to allow for this distribution.

The maximum financing available under these agreements was $7.0 million and $362.1 million for new vehicles, including loaner vehicles, and 1.8 million and $50.3 million for used vehicles, as of December 31, 2021 and 2020, respectively. Financing available for new vehicles, including loaner vehicles, and used vehicles combined was $5.4 million and $131.5 million as of December 31, 2021 and 2020, respectively. Amounts outstanding under these agreements may at times exceed the stated limits on a temporary basis. Interest rates are based on the U.S. Prime Rate or the LIBOR plus an applicable margin. The interest rates ranged from 1.49% to 3.75% on December 31, 2020. The interest rate was 1.85% as of December 31, 2021.

The outstanding payable under these floorplan financing agreements of $3.4 million and $281.0 million is reflected as floorplan payable on the Consolidated Statement of Net Assets in Liquidation and Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively. Total floorplan interest expense from borrowings related to financial institutions was $3.0 million, $10.5 million, and $21.8 million for the years ended December 31, 2021, 2020, and 2019, respectively and is included in interest expense in the Consolidated Statement of Operations.

As of December 31, 2020, subsidiaries of the Partnership had financing agreements in place with Chase to provide floorplan financing to certain of its dealerships.

Pursuant to modification agreements entered into in April 2020, the following provisions were agreed to: (a) the KRAG floorplan financing agreement was amended to reduce the maximum financing available from $50.0 million to $35.0 million, (b) the KRAG floorplan agreement would terminate on September 30, 2020, (c) an event of default on the floorplan agreements would occur if the KRAG real estate mortgage is not repaid by September 30, 2020, and (d) an event of default would occur on the floorplan agreements if an event of default occurs on the KRAG mortgage agreement.

In August 2020, Chase provided a termination notice for all of its financing agreements with the Partnership’s subsidiaries effective November 2020. In September 2020 and October 2020, the Partnership sold the KRAG dealerships financed with Chase and did not enter into an event of default. The Partnership retained two dealerships that had continued floorplan financing agreements with Chase. In December 2020, the Partnership’s subsidiaries secured alternative floorplan financing for one of these dealerships with Subaru Acceptance Corporation (“SAC”) for the purpose of financing the purchase of new, used and loaner vehicles for certain brands. The maximum financing available under this agreement was $15.4 million. The floorplan arrangement went into effect in January 2021.

Chase extended its floorplan financing for one dealership in May 2021 through August 2021. In August 2021, the Partnership’s subsidiaries secured alternative floorplan financing for this dealership through the M&T Credit Agreement.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Long Term Debt

Under the going concern basis of accounting, long term debt consisted of the following:

December 31,
(Dollars in thousands)	2020
Long-term debt
M&T Credit Agreement due 2022:
Mortgage notes payable due 2022	$177,893
Term loan due 2022	58,917
GMF Mortgage loan due 2023	7,690
PPP loans due 2022	20,000
Total debt	$264,500
Less current maturities	(21,119)
Less debt issuance costs	(1,304)
Interest rate swap	836
Total long-term debt	$242,913

Total interest expense from borrowings related to financial institutions was $8.6 million, $13.7 million, and $17.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Proceeds received from the dispositions discussed in “Footnote 5. Acquisitions and Dispositions” were used in part to pay down the related long term debt amounts outstanding. All outstanding long-term debt amounts as of December 31, 2020 were repaid in 2021.

M&T Credit Agreement

In November 2021, as a result of the Group 1 Sale, proceeds were used to re-pay in full the related M&T Credit mortgage loans and term loans.

In October 2017, GPB Prime entered into the M&T Credit Agreement which provided for mortgage loans of up to $179.0 million, and term loans of up to $78.0 million.

As part of the M&T Credit Agreement, GPB Prime was able to borrow under a delayed draw facility, which allows for borrowings up to $70.0 million as additional mortgage notes or term notes. The Partnership’s subsidiaries had utilized approximately $54.8 million of the delayed draw facility as of December 31, 2020, which is included in term and mortgage notes payable in the long-term debt table above. In April 2020, GPB Prime utilized approximately $13.0 million of the delayed draw facility to finance real estate on which one of its dealerships operates that was purchased in 2019. Additionally, there was an accordion facility whereby the Partnership’s subsidiaries can request an increase in the commitment by $50.0 million. The applicable interest rate on the term notes, mortgage notes, and delayed draw facility was originally based on LIBOR rate plus an applicable margin, which ranged from 1.75% to 2.75% until March 19, 2020, after which an amendment to the M&T Credit Agreement increased the applicable margin to a range of 2.00% to 3.00%, based on the leverage ratio from the most recent compliance certificate provided to the bank.

All borrowings under the M&T Credit Agreement were cross-collateralized were are secured by substantially all assets of GPB Prime, including inventory, equipment, and accounts receivable (and other rights to payment), and real estate.

Pursuant to an amendment to the M&T Credit Agreement dated March 19, 2020, the following terms were amended as follows: (a) interest rates for term loans, mortgages and delayed draws were increased by 0.25%, (b) the definition of the total leverage ratio was changed and the threshold to calculate repayment of excess cash flow was reduced from 2.00 to 1.00, (c) the remaining amount of the delayed draw facility available to the Partnership’s subsidiaries was reduced to $28.0 million, to be used for specifically identified capital expenditures, (d) the provision to increase the line of credit by $50.0 million at the Partnership’s subsidiaries request was eliminated, (e) other restrictions were placed on acquisitions, dispositions, restricted payments, and transactions with affiliates, and (f)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

an event of default shall occur if the Partnership’s subsidiaries fails to obtain manufacturer approvals on its Franchise Agreements, as specified in detail in the amendment, by April 30, 2020.

Pursuant to an amendment to the M&T Credit Agreement dated April 30, 2020, the following provisions were agreed to: (a) the total leverage ratio will exclude any loans under the Paycheck Protection Program (see Paycheck Protection Program Loans section below) which qualify for forgiveness, (b) all interest payments due under both short-term borrowing and long-term debt are deferred for the period from May 1, 2020 through July 31, 2020, but are payable no later than December 31, 2020 (all borrowings will continue to accrue interest during that period), (c) all principal payments of long-term debt payable during the period from May 1, 2020 through July 31, 2020 are deferred to 2022, the maturity date of that debt, (d) any curtailments due under the short-term borrowings from May 1, 2020 through July 2020 are now payable on August 1, 2020, and (e) the due date of the audited 2019 consolidated financial statements of GPB Prime was extended to be delivered to the lender by May 31, 2020.

Pursuant to an amendment to the M&T Credit Agreement dated June 24, 2021, the following terms were amended as follows: a) The Partnership is entitled to a distribution of up to approximately $10.0 million previously restricted cash held at GPB Prime. As of September 30, 2021, $5.7 million of the $10.0 million was distributed to and held by the Partnership and is available to satisfy its general obligations. (b) The maturity date of the M&T Credit Agreement was extended from February 24, 2022 until December 31, 2022.

Interest was originally payable at either the one-month LIBOR (0.14% and 1.76% on December 31, 2020 and 2019, respectively) or six month LIBOR (0.26% and 1.91% on December 31, 2020 and 2019, respectively) plus an applicable margin, which ranges from 1.75% to 2.75% based on the total leverage ratio from the most recent compliance certificate received by the bank (2.25% and 2.50% as of December 31, 2020 and 2019, respectively). As of March 19, 2020, an amendment to the Credit Agreement increased the applicable margin to a range from 2.00% to 3.00%. Interest is payable at the one-month LIBOR plus an applicable margin, ranging from 2.00% to 3.00% based on the total leverage ratio from the most recent compliance certificate received by the bank.

As of December 31, 2020, the mortgage notes were payable in monthly payments of principal ranging from $0.49 million to $0.54 million through the maturity date in February 2022, at which time a balloon payment is due totaling $170.4 million. The loans are secured by all pooled collateral (property and equipment and working capital) of GPB Prime. As of December 31, 2021 all mortgage notes were paid in full.

As of December 31, 2020, the term loans are payable in monthly installments of principal of $0.8 million through the maturity date of February, 2022, at which time a balloon payment was due totaling $47.9 million. The notes were secured by all pooled collateral (property and equipment and working capital) of GPB Prime.

As of December 31, 2021 all term loans were re-paid in full.

GM Financial

As of December 31, 2019, the Partnership’s subsidiaries had financing agreements in place with GMF to provided mortgages to certain real estate. The GMF Agreements provide for mortgage loans with total amounts outstanding of $8.4 million. The mortgages were guaranteed by the Member of GPB and the Partnership. One of these mortgages with an outstanding principal balance of $0.5 million was fully paid in November 2020.

In December 2016, the Partnership’s subsidiary entered into a mortgage loan which refinanced an existing mortgage loan and provided for renovations at a dealership. The mortgage loan was initially for a maximum of $8.2 million, before being adjusted to a maximum of 70% of the property’s fair value. Interest only was payable monthly at the Prime Rate (“Prime”) plus 1.00% through the date construction ends, then converted to Prime plus 0.75% (4.00% and 5.50% on December 31, 2020 and 2019, respectively) for 24 months. Construction was certified as complete and the note converted from Construction to Permanent status as of June 29, 2018. The loan was payable in equal monthly principal and interest installments of $0.06 million through 2023, with a remaining payment due in June 2023. The loan was secured by a mortgage on the property in Rockville Centre, New York as well as a guarantee by the Partnership and the Member of GPB.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Interest on the mortgage loan is payable monthly at a fixed rate of 4.5%. The loan was payable in equal monthly principal and interest installments through 2020, with a remaining balloon payment of $0.5 million to be paid in December 2020. The loan was repaid in full in December 2020.

Paycheck Protection Program Loans

In 2020, the Partnership’s subsidiaries entered into Paycheck Protection Program loans (“PPP Loans”), for a total initial amount of $20.0 million across 30 loans. Interest accrued at 1% per annum. Per H.R. 7010, the Paycheck Protection Program Flexibility Act of 2020, all payment of principal, interest, and fees was deferred until the date on which the amount of loan forgiveness, as determined by the SBA, was remitted to the lender. Twenty-nine loans have been approved for forgiveness in whole or in part. For the years ended December 31, 2021 and 2020, $19.8 million and nil, respectively, was forgiven and is included in gain on forgiveness of PPP Loans on the Consolidated Statement of Operations.

12. Derivative Financial Instruments and Risk

GPB Prime was subject to interest rate risk primarily from its variable rate borrowings. In order to minimize the earnings variability related to fluctuations in these interest rates, the M&T Credit Agreement required GPB Prime to enter into swap agreements for an amount equal to at least 50% of the original amounts of outstanding term and mortgage loans in order to convert its variable interest rate exposure under the credit agreement for to fixed interest rate. Under the swap transactions, the Partnership made fixed rate payments and received floating rate payments to convert the floating rate borrowings to fixed rate obligations.  On March 16, 2020, the Partnership entered into an interest rate swap agreement with a notional amount of $163.5 million which effectively converts a portion of its LIBOR-based variable rate debt to a fixed rate through February 2022. Related to the swap agreements, for the years ended December 31, 2021, 2020, and 2019 the Partnership recognized a gain of $0.6 million, a loss of $0.8 million, and nil, respectively, as a component of interest expense in the Consolidated Statements of Operations. In November 2021, the outstanding long-term debt was re-paid in full and the interest rate swap agreement was terminated in connection with the Group 1 Sale.

13. Employee Benefit Plans

The Partnership’s dealerships sponsor defined contribution plans for all eligible employees, which are defined as generally full-time employees at least 18 years of age. The Partnership may make a discretionary matching contribution to be determined by management. Contributions to the plans made by the Partnership were $1.8 million, $1.9 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

14. Leases

Operating and Finance Leases

Prior to the sale of substantially of the our dealerships and real estate, the Partnership leased certain properties under agreements which expired through 2038. Leases with an initial term of 12 months or less were not recorded on the Consolidated Balance Sheets. Lease expense is recognized for these leases on a straight-line basis over the lease term. Most leases included one or more options to renew, with renewal terms that could extend the lease term from one to five more years. Lease renewal options were exercised at the sole discretion of the Partnership. Certain of these lease agreements contained purchase options for the Partnership to acquire the related properties at an established price within a stated period of time.

The lessor of certain agreements, entered into in December 2018 and February 2019, is an entity owned by the Former CEO of Automile. The leases require annual rent payments ranging from approximately $1.7 million to $2.2 million through February 2034. Rent expense under these lease agreements in 2021, 2020, and 2019 totaled approximately $1.4 million and $1.7 million, and $1.5 million, respectively and are recorded as a component of rent expense in the Consolidated Statement of Operations.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Partnership was party to both operating and finance lease contracts where property was leased from others (“lessee” contracts) and where others leased property from the Partnership (“lessor” contracts), for real estate (dealership locations and vehicle storage lots).

As a result of the sale of all substantially all of our dealerships and real estate in 2021 whereby the existing leases were transferred to the respective buyers, the only two leases the Partnership continues to be party to are for the real estate that Prime Subaru Manchester operates on, which is included as liabilities held for sale and an unoccupied former dealership, which is included as operating lease liabilities on the Consolidated Statement of Net Assets in Liquidation. The right-of-use asset associated with the Prime Subaru Manchester lease was fully impaired in liquidation as we do not anticipate we will receive proceeds in the disposition of this lease with a charge to Partners’ Capital of $2.2 million as presented as a component of the increase due to estimated net realizable value of Assets Held for Sale in “Footnote 4. Net Assets in Liquidation” and in Footnote 10. Assets Held for Sale. The right-of-use asset associated with the leased space for the former dealership was fully impaired in 2021, due to the fact we are no longer occupying the space with a charge to impairment expense of $0.8 million reflected as a component of asset impairment expense on the Consolidated Statement of Operations.

Weighted average remaining lease terms and discount rates for operating leases on December 31, 2021 were 3.15 years and 3.52%, respectively and on December 31, 2020 were 11.41 years and 5.09%, respectively. The weighted average remaining lease term and discount rate for the finance leases on December 31, 2020, were 15.97 years and 6.39%, respectively.

In 2021, 2020, and 2019, the Partnership recorded an impairment loss of $0.9 million, nil and nil, respectively, which has been classified as a component of asset impairment in the Consolidated Statements of Operations.

Components of operating and finance lease expense includes (1) amortization of right-of-use-assets - finance included as a component of depreciation and amortization on the Consolidated Statement of Operations; (2) interest on lease liabilities is included as a component of interest expense on the Consolidated Statement of Operations; and (3) amortization of right-of-use assets - operating and short term lease cost are included as a component of rent expense on the Consolidated Statement of Operations. These components for the years ended December 31, 2021, 2020, and 2019 consist of the following:

(Dollars in thousands)	2021	2020	2019
Finance lease costs
Amortization of right-of-use assets - finance	$1,832	$2,006	$1,876
Interest on lease liabilities	1,542	1,769	1,746
Amortization of right-of-use assets - operating	4,618	4,951	5,093
Short term lease cost	1,595	3,380	2,207
Total lease cost	$9,483	$12,106	$10,922

Contractual maturities of our lease as of December 31, 2021 consisted of the following:

(Dollars in thousands)	Operating	Finance
2022	$176	$—
2023	192	—
2024 and thereafter	705	—
Total lease payments	1,073	—

The table above excludes the Prime Subaru Manchester lease obligation which is included in liabilities held for sale.

Leases Payable, Rental/Service Loaner Vehicles

As of December 31 2020, the Partnership participated in various service loaner lease programs based on agreements with the leasing affiliates of Honda, Audi, Subaru, Toyota, BMW, and Volkswagen (the “Distributors”). Under these agreements, the Partnership was required to lease vehicles from the Distributors for service periods of 6 to 12 months and in such quantities and models as the Distributors establish. The Partnership was required to pay monthly “lease charges” on each vehicle, which included monthly depreciation

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

allowances, insurance, taxes and an interest charge. The Partnership was required to purchase the vehicles at the end of the lease terms. Participation in the programs could be terminated by either party at any time. In November 2021, all leases were assumed by Group 1 or satisfied in full.

On December 31, 2020, leases payable for the rental/service loaner vehicles leased from the Distributors reflected in leased vehicle liability on the Consolidated Balance Sheet $12.5 million.

15. Redeemable Non-Controlling Interests and Non-Controlling Interests

Redeemable Non-Controlling Interests

In August 2020, the Partnership and Toyota Motor Sales (“TMS”) settled a dispute via a confidential settlement arrangement. As part of this resolution, the current CEO of GPB Prime agreed to make an investment of $3.7 million in the subsidiary which holds the Partnership’s Toyota dealerships. In connection with the CEO’s investment of $3.7 million, the agreement between the Partnership and the CEO provides terms that upon certain triggers, including a mandatory repurchase requirement upon the death of the holder, the Partnership is required to repurchase all of the interest. As a result, the non-controlling interest was adjusted to $4.0 million and was classified as a component of redeemable non-controlling interest in the Consolidated Balance Sheet as of December 31, 2020. For the year ended December 31, 2021 interest expense of approximately $1.2 million was recorded and is included in other income in the Consolidated Statements of Operations. In November 2021, the Partnership paid $5.2 million to satisfy in full, the redeemable non-controlling interest obligation.

The Partnership entered into a repurchase agreement in 2017 with the Former CEO of Automile (“David Rosenberg”), a related party who held a non-controlling interest in a subsidiary of the Partnership. The agreement provides a put repurchase feature, including a mandatory repurchase requirement upon the death of the holder.

On April 1, 2019, the Former CEO of Automile elected to have his interest redeemed. Based on the amended and restated repurchase agreement dated March 1, 2019, the defined purchase price for the interest was set at $23.6 million. This amount was to be paid in four equal installments of $5.9 million, beginning on July 1, 2019 and thereafter annually on April 1, 2020 through April 1, 2022.

Due to the of bank restrictions, see “Footnote 11. Borrowings”, the Partnership did not make the required payment due on July 1, 2019. As a result, the amount due on July 1, 2019 of $5.9 million accrued interest at LIBOR plus 5.0% per annum.

The second required payment of $5.9 million, due April 1, 2020, was also not paid, and accrued interest at LIBOR plus 5.0% effective April 2, 2020. The amount of accrued interest as of December 31, 2020 was $0.6 million and is included in current portion of redeemable non-controlling interests in the Consolidated Balance Sheet.

Pursuant to the repurchase agreement, management has determined that no further adjustments to the liability will be required subsequent to the election of the repurchase, other than the accrual of interest, as noted below. As a result, the non-controlling interest is reflected as redeemable non-controlling interest liability of $24.3 million as of December 31, 2020. For the year ended December 31, 2021, an additional accrual of $5.7 million was recorded in the Consolidated Statement of Operations to account for the 2021 interest and a final settlement reached between Mr. Rosenberg and the Partnership further described in “Footnote 18. Commitment and Contingencies.” In November 2021, the Partnership paid $25.0 million to Mr. Rosenberg to satisfy the outstanding redeemable non-controlling interest liability. In addition, as part of a legal settlement, the Partnership paid $5.0 million to Mr. Rosenberg which is included in selling, general, and administrative expenses included in the Consolidated Statement of Operations.

Non-Controlling Interests

The dealerships acquired from the Ron Carter Group each have members holding an aggregate 25% non-controlling interest in those entities.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

An affiliated entity to the Partnership, GPB Holdings II, LP, holds a 33.5% non-controlling interest in GPB Prime. In 2021, as a result of the proceeds from dispositions of dealerships, property and equipment, see “Footnote 5. Acquisitions and Dispositions”, the Partnership distributed $188.8 million to GPB Holdings II, LP.

In December 2021, $2.2 million of distributions to non-controlling interests that have yet to be paid were recorded in due to related parties on the Consolidated Statement of Net Assets in Liquidation.

16. Partners’ Capital

The Partnership was authorized to issue up to $750.0 million of Class A and Class B limited partnership Units. As of December 31, 2021, there were 7,879.94 Class A limited partnership Units, 3,547.51 Class A-1 limited partnership Units, 1,504.04 Class B limited partnership Units and 589.08 Class B-1 Units issued and outstanding. As of December 31, 2020, there were 7,872.54 Class A limited partnership Units, 3,554.91 Class A-1 limited partnership Units, 1,488.04 Class B limited partnership Units and 605.08 Class B-1 limited partnership Units issued and outstanding. Each class of limited partnership interests is restricted and cannot be transferred without the consent of the General Partner. The unit issuance fees for Class B and Class B-1 Limited Partners are different than the fees paid by Class A and Class A-1 Limited Partners. These fees are direct and incremental costs of raising capital from issued Units and are reflected as unit offering costs in the Consolidated Statements of Partners’ Capital. GPB Auto SLP, LLC (“SLP” or the “Special LP”), an affiliate of the General Partner, is entitled to receive a performance allocation from the Partnership as discussed below.

Distributions

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has generally made Class A and A-1 ordinary distributions at a rate of 8% of each Limited Partners’ adjusted units per annum. Adjusted units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees with a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. Class B and B-1 investors have received ordinary distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2021, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

°	First, 100% to the Limited Partners, in proportion to their respective Net Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ Net Capital Contribution Amount;
°	Second, 100% to the Limited Partners, in proportion to their respective Unreturned Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ aggregate Capital Contributions;
°	Third, 100% to the Limited Partners, in proportion to their respective Accrued Preferred Returns, until each Limited Partner has received cumulative distributions equal to the sum of such Limited Partners’ aggregate Capital Contributions and Limited Partner preferred return;
°	Fourth, 100% to the SLP until the cumulative distributions made to the SLP equal 20% of the sum of all amounts distributed to each Limited Partner in excess of such Limited Partners’ Net Capital Contribution amount and to the SLP; and
°	Thereafter, amounts available for distribution by the Partnership will be distributed 80% to the Limited Partners and 20% to the SLP, with such amounts distributed to the Limited Partners in proportion to their respective aggregate Capital Contributions.

In the first quarter of 2019, the Partnership transitioned to a quarterly dynamic distribution rate, which will be paid in arrears. The General Partner will determine distribution amounts, if any, following the end of the calendar quarter, and will generally pay out distributions prior to the end of the subsequent quarter. Distribution rates under this policy will likely fluctuate from quarter to quarter based on, among other things, the performance of the Partnership. As a result, Limited Partners should not expect distribution rates to remain consistent at the current rate, or at any rate decided upon thereafter. In accordance with the first step of the Partnership’s

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

distribution waterfall, all of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included cash flow from operations and investor contributions. The change in the Partnership’s distribution policy reinforces the alignment between Limited Partners and GPB to improve fund performance and maximize value to our Limited Partners. As of February 2021, all distributions need to be approved by the Monitor until further notice.

Net profits and net losses are allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses were determined on an accrual basis of accounting in accordance with U.S. GAAP. See “Footnote 1. Organization, Nature of Business, and Recent Events”, for information on the Partnership’s transition to a liquidation basis of accounting.

As of December 31, 2021, there were state tax withholding distributions accrued on behalf of the Limited Partners of $6.9 million included as distributions payable for tax withholding on the Statement of Net Assets in Liquidation.

Redemptions

As per the LPA and PPM, Limited Partners who have held their Units for at least one year may request that the Partnership repurchase all, but not less than all, of their Units. A Limited Partners’ ability to request a redemption may not be construed to mean a Limited Partner has any right to demand or receive the return of such Limited Partners’ capital contribution or otherwise modify any limitations under the PPM. The Partnership intends to redeem Units on a quarterly basis on the last business day of each calendar quarter and will not redeem in excess of 10% of the Units during any 12-month period, provided that the Partnership will not redeem any Units held by a Limited Partner prior to the time that is 60 calendar days after the Partnership receives the required written notice from the Limited Partner. The redemption price for redeemed Units will be 97% of the net asset value of such Units as of the close of business on the applicable redemption date, minus any fees incurred by the Partnership in connection with the redemption, including legal and administrative costs for redemption. The General Partner reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the price or prior notice period for redemptions, or (3) terminate, suspend and/or reestablish the Partnership’s redemption program. The General Partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase Units. Generally, the cash available for redemptions will be limited to 10% of the Partnership’s operating cash flow from the previous fiscal year. If the funds set aside for the redemption program are not sufficient to accommodate all requests as of any calendar quarter end, then at such future time, if any, when sufficient funds become available in the General Partner’s sole discretion, pending requests will be honored among all requesting Limited Partners in accordance with their order of receipt.

In August 2018, the General Partner suspended all redemptions.

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

If a Limited Partner was underpaid, the excess cash was distributed to the applicable Limited Partners in November 2019.

17. Related Party Transactions

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership has incurred the following fees and expenses:

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Managerial Assistance Fee

Per the LPA and PPM, GPB is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to expense and included in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 were $12.2 million, $12.9 million and $12.9 million, respectively. Managerial Assistance fees are expected to be incurred during the liquidation period, $27.9 million of these expected expenses are included as a component of liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statement of Net Assets in Liquidation as of December 31, 2021.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 were $6.0 million, $1.8 million, and $3.1 million, respectively. The balance associated with Partnership expenses payable was $0.6 million and $0.7 million as of December 31, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Consolidated Statement of Net Assets and the Consolidated Balance Sheet, respectively. For the year ended December 31, 2021, the Partnership reimbursed Highline $1.2 million for professional fees that are included as a component of selling, general and administrative expenses in the Consolidated Statement of Operations.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

This arrangement is currently the subject of ongoing litigation, see “Footnote 18. Commitments and Contingencies.” As part of the legal proceedings, the Partnership has charged legal expenses included as a component of selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2020 and 2019 of $0.1 million and $0.2 million, respectively. For the year ended December 31, 2021, GPB agreed to forgive previously charged legal expenses, resulting in a reversal of $0.7 million that has been included as a component of selling, general and administrative expenses on the Consolidated Statement of Operations. These expenses were paid for by GPB on behalf of the Partnership and the unpaid reimbursement was recorded as a component of due to related parties on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2021 and Consolidated Balance Sheet as of December 31, 2020 for $0.0 million and $0.7 million, respectively.

NOTES RECEIVABLE FROM RELATED PARTIES

In 2020, a subsidiary of the Partnership entered into a loan agreement with Todd Skelton (the CEO of the subsidiary) in the amount of $3.7 million, the proceeds of which were used by the CEO to acquire a non-controlling interest in one of the Partnership’s subsidiaries. The loan bore interest at 0.35% and was payable in full on September 3, 2029. As of December 31, 2020 the note receivable balance of $3.7 million was recorded as a component of due from related parties on the Consolidated Balance Sheet. In November 2021, as a result of the Group 1 Sale, the note receivable was re-paid in full, see “Footnote 15. Redeemable Non-Controlling Interests and Non-Controlling Interests.”

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

The increase in principal of $3.4 million represented the incremental procurement costs directly related to the issuance of the note and was classified as debt issuance costs on the Consolidated Balance Sheets. These costs, along with the change in interest rate, were accounted for as a modification to the existing debt with no gain or loss recognized. It was subsequently determined that the actual debt issuance costs on AISF Note 1 totaled $2.1 million. The difference was applied to AISF Note 2 (defined below) and a note issued to HA (defined below) for which the debt issuance costs relate. The $2.1 million was capitalized as debt issuance costs was being amortized over the four-year life of the note using the effective interest rate method.

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

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was $1.4 million, $3.3 million, and $4.1 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 was $0.5 million, $1.8 million, and $2.0 million, respectively. The balance of accrued interest associated with these loans was $1.6 million and $0.1 million as of December 31, 2021 and December 31, 2020, respectively, and was included as a component of due to related parties in the Consolidated Statement of Net Assets in Liquidation and the Consolidated Balance Sheet.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In October 2017, a subsidiary of the Partnership entered into a loan agreement with GPB Holdings II, LP, another GPB-managed partnership, for $0.7 million (the “DSR Note”). The loan bore interest at 12% annually, payable monthly in arrears. All outstanding principal and unpaid interest was originally due and payable on October 11, 2018, but was extended until June 30, 2019. As of December 31, 2019, the loan and accrued interest had not yet been repaid as a result of a repayment restriction pursuant to an amendment to a credit agreement dated June 14, 2019 (see “Footnote 11. Borrowings”). However, the loan continued to accrue interest at the stated rate. The outstanding note payable balance, including accrued interest, was $0.9 million, as of December 31, 2020, which was included as a component of due to related parties in the Consolidated Balance Sheet. In 2021 the outstanding note payable, including the accrued interest, was re-paid in full.

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2021	2020
AISF Note 5	$6,556	12/31/2022	$6,556	$6,366
AISF Note 6	5,203	12/31/2022	5,202	5,039
AISF Note 7	3,272	4/24/2023	3,026	2,871
DSR Note	—		—	903
Total			14,784	15,179
Less: current portion				(12,308)
Add: accrued interest in liquidation			1,851
Total long-term notes payable - related party on the Consolidated Statement of Net Assets in Liquidation and the Consolidated Balance Sheet, respectively			$16,635	$2,871

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operated dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.6 million at December 31, 2020, which is included as a component of due from related parties in the Consolidated Balance Sheet. The receivables as of December 31, 2020, are gross of a $1.2 million allowance for doubtful accounts. In 2021, these balances have been forgiven and a loss was recorded as a component of selling, general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2021

The Partnership loaned GPB Holdings II, LP $1.3 million in 2019. There were no specific repayment or interest terms and the entire loan balance was outstanding on December 31, 2019 and included in due from related parties in the Consolidated Balance Sheets. This receivable was repaid in full to the Partnership in 2020.

In 2018, the Partnership borrowed $0.7 million from an affiliate, Capstone Automotive Group II, LLC (“CAGII”) to be used in the Partnership’s anticipated 2019 acquisition of Gallery, which consisted of six dealerships in Massachusetts. In 2019, the $0.7 million was repaid in full to CAGII by the Partnership. It was then determined that the $0.7 million contributed to acquire Gallery was an investment by CAGII and not due back to CAGII by the Partnership. Accordingly, the $0.7 million paid to CAGII in 2019 was recorded as a receivable as a component of due from related parties in the Consolidated Balance Sheets as of December 31, 2019. This receivable was repaid to the Partnership in full in 2020.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

RELATED PARTY TRANSACTIONS

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by GPB Holdings, LP, totaling nil and $2.2 million, respectively.

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by GPB Holdings II, LP, totaling $1.5 million and $1.7 million, respectively.

During 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP, totaling $1.1 million and $0.5 million, respectively.

The member of the General Partner (David Gentile, “Member”) is a former partner of an accounting firm, that performs accounting services for the Partnership. The Member’s father is also a current partner at the accounting firm. The Partnership recorded professional fees expense reflected as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 of nil, $0.3 million, and $0.3 million, respectively. The balance of the amounts due was $0.3 million as of December 31, 2020 and was included as a component of due to related parties in the Consolidated Balance Sheets.

In October 2020, the Member purchased a car from GPB Prime valued at $0.2 million.

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and / or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. In 2021 and 2020, there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee (“OSP”) to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $3.6 million and $1.5 million, for the year ended December 31, 2021 and 2020, respectively.

OSP fees are expected to be incurred during the liquidation period. $4.9 million of these expected expenses are included as a component of liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statement of Net Assets in Liquidation as of December 31, 2021.

From commencement of operations through December 31, 2018, there have been various amendments in the LPA and PPM relating to the redemption terms for Limited Partners. Those changes resulted in differentiated redemption terms and calculations. Following the advice of outside legal counsel, the General Partner made the decision to apply the redemption provision that was most beneficial to the redeeming investors who made a redemption request prior to the suspension of redemptions. This analysis was completed in 2019 and based on the final calculations, if a Limited Partner was originally overpaid, the General Partner will reimburse the Partnership and will not seek to claim those funds back from the Limited Partner. During the period from August 2015 through September 2018, the Partnership overpaid applicable redeeming investors $0.3 million and underpaid applicable redeeming investors $0.3 million. The balance of the receivable from the General Partner was $0.3 million as of December 31, 2020 and was included as a component of due to related parties in the Consolidated Balance Sheets. In June 2021, the balance was repaid in full. See “Footnote 16. Partners’ Capital.”

Guarantees

The Member of the General Partner (David Gentile, “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Consolidated Balance

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Sheets as of December 31, 2020 and 2019. The guarantee fees are amortized over the life of the loans and were fully amortized in 2021.

18. Commitments and Contingencies

We, our General Partner, and our former dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss. We are advancing funds to officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. In 2021 and 2020, the Partnership expensed $4.0 million and $1.6 million, respectively of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business or results of operations.

Appointment of Monitor

On February 11, 2021, the EDNY Court, in the SEC Action, appointed the Monitor over GPB until further order of the Court. Pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The Monitor was required to submit a report to the EDNY Court within 60 days of his appointment recommending either continuation of the monitorship, converting it to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (the previously-defined “EDNY Court” and “SEC Action”). No GPB-managed partnership was sued. The SEC Action alleges several violations of the federal securities laws, including securities fraud.The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the partnership, and subsidiaries of the partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Notes to Consolidated Financial Statements (Continued)

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking unspecified damages and penalties. Any potential losses associated with this matter cannot be estimated at this time.

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

Notes to Consolidated Financial Statements (Continued)

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider, and GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

In the current action, plaintiffs are alleging various breaches of fiduciary duty, unjust enrichment, and with regard to GPB, breach of the Partnerships’ LPAs. Plaintiffs are seeking unspecified damages, declaratory, and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty, fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

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

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, and violations of the Texas Securities Act. The plaintiffs are seeking unspecified damages, declaratory relief, among other forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Jeffry Schneider v. GPB Capital Holdings, LLC et al., Case No. 2021-0963 (Court of Chancery, DE):

In November 2021, Plaintiff, a former affiliate of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking a ruling that he is contractually entitled to mandatory advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On March 24, 2022, the Chancery Court issued a bench ruling, finding that Plaintiff was entitled to advancement of his legal fees from GPB Capital. GPB does not anticipate any of the legal fees relating to the matter to be charged to the Partnership.

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking a ruling that he is contractually entitled to mandatory advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. GPB does not anticipate any of the legal fees relating to the matter to be charged to the Partnership.

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester. This Protest action is in an early stage, and no assurance can be given about the timing or resolution of the action. If the Protest is successful, then Prime Subaru Manchester will complete the proposed sale of substantially all of its assets to Group 1 as contemplated by the purchase agreement. If the protest is unsuccessful, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1.

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

In November 2021, the parties to both actions involving Mr. Rosenberg agreed to a full and final settlement of the pending litigation and arbitration of $30.0 million, which included an additional legal expense of $6.0 million recorded in selling, general and administrative expenses of the Consolidated Statement of Operations for the year ended December 31, 2021, to cover the excess over the redeemable non-controlling interest already recorded in the Consolidated Balance Sheet, and to a full release from any and all pending claims. Upon full execution of the settlement, the parties filed a joint stipulation, dismissing with prejudice the pending litigation in Massachusetts, and withdrawing from the JAMS arbitration.

VWoA v. GPB Capital Holdings, LLC (S.D.N.Y., Case No. 1:20-cv-01043)

VWoA sought a declaration that, inter alia: (a) GPB's change of directors entitles VWoA to the remedies agreed upon by the parties in the parties’ Business Relationship Agreement; (b) GPB's removal and/or termination of David Rosenberg is an event under the BRA that enables VWoA to enforce the requirement that the Partnership divest all ownership interests in the dealerships; and (c) GPB failed to abide by the BRA's divestiture requirement, thus entitling VWoA to enforce the termination remedy.

On or about November 30, 2021, following the sale of the business, the parties agreed to discontinue the litigation and filed with the District Court a Stipulation for Dismissal with Prejudice of the action.

AMR Auto Holdings – PA, LLC d/b/a Westwood Audi v. Audi of America, Inc., an operating unit of Volkswagen Group of America, Inc. (Dist. of Massachusetts, No. 1:20-cv-10861)

In February 2020, Audi of America’s sent a notice of termination of AMR Auto Holdings – PA LLC’s (“AMR”, a subsidiary of the Partnership) franchise agreement to sell Audi motor vehicles, based on a claim that AMR had breached certain agreements with Audi. On April 3, 2020, AMR filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts, Norfolk County, which, by agreement with Audi, stayed termination of the franchise pending resolution of the lawsuit. The case was removed in May 2020 to the United States District Court for the District of Massachusetts. On or about November 23, 2021, following the sale of the business, the parties agreed to discontinue the litigation and filed with the District Court a Stipulation for Dismissal with Prejudice of the action.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. Under the liquidation basis of accounting pursuant to ASC 205-30, we continue to evaluate these legal matters and potential future losses in accordance with ASC 450.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Actions asserted by GPB or the Partnership

GPB Capital Holdings, LLC et al. v. Patrick Dibre (Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court against Patrick Dibre, one of their former operating partners, for breach of contract and additional claims arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. The plaintiffs are seeking unspecified damages and certain equitable relief.

Any potential losses associated with this matter cannot be estimated at this time.