Form 10-Q
period 2022-03-31
GPB Automotive Portfolio, LP
filed 2022-05-20
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash	$508,658	$550,048
Restricted cash	41,400	41,400
Contracts in transit	782	546
Receivables	7,135	8,639
Property	—	1,230
Assets held for sale	34,815	34,213
Other assets	5,962	9,134
Total Assets	$598,752	$645,210
Liabilities
Floorplan payable	$1,109	$3,373
Accounts payable	4,404	6,458
Accrued expenses and other current liabilities	15,609	16,336
Liabilities held for sale	2,162	2,392
Notes payable - related party	16,635	16,635
Operating lease liability	1,042	1,073
Liability for estimated costs in excess of estimated receipts during liquidation	47,437	51,061
Distributions payable for tax withholding	—	6,865
Due to related parties	3,068	5,256
Total liabilities	91,466	109,449
Commitments and contingencies (see Footnote 7)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	479,333	479,333
Net assets attributable to the non-controlling interests in liquidation	27,953	56,428
Total net assets in liquidation	$507,286	$535,761

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

March 31,
2022
Net assets in liquidation - December 31, 2021	$535,761
Distributions to non-controlling interests	(28,475)
Net assets in liquidation - March 31, 2022	$507,286

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(Dollars in thousands)

(Unaudited)

Three Months Ended
March 31,
2021
Revenues:
New vehicle retail sales	$274,594
Used vehicle retail sales	153,981
Used vehicle wholesale sales	22,473
Service, body, and parts sales	56,290
Finance and insurance sales	21,455
Total revenues	528,793
Costs of sales:
New vehicle retail cost	253,681
Used vehicle retail cost	144,480
Used vehicle wholesale cost	20,275
Service, body, and parts cost	24,279
Total cost of sales	442,715
Gross profit	86,078
Operating expenses:
Selling, general and administrative expenses	70,314
Loss on sale of dealerships, property and equipment, net	374
Managerial assistance fee, related party	3,233
Rent expense	2,047
Asset impairment	867
Depreciation and amortization	2,609
Total operating expenses	79,444
Operating income	6,634
Other income (expense):
Floorplan interest	(1,212)
Interest expense	(2,224)
Interest expense to related parties	(845)
Interest income	51
Other income	10,611
Total other income, net	6,381
Net income	13,015
Net income attributable to non-controlling interests	7,519
Net income attributable to the Partnership	$5,496

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

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

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Dollars in thousands)

(Unaudited)

Three Months Ended
March 31,
2021
Cash flows from operating activities:
Net income	$13,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,113
Amortization of right-of-use assets - finance	496
Amortization of right-of-use assets - operating	1,211
Amortization of capitalized guarantee costs in interest expense to related party	31
Amortization of debt issuance costs in interest expense to related party	192
Amortization of debt issuance costs in interest expense	279
Asset impairment	867
Gain on disposal of property and equipment	(721)
Loss on disposal of dealerships, net	1,095
Decrease in interest rate swap liability in interest expense	(193)
Bad debt recovery	(328)
PPP loan forgiveness	(10,469)
Other adjustments to reconcile net income	(66)
Changes in operating assets and liabilities:
Contracts in transit	3,189
Receivables	5,895
Due from related parties	(286)
Inventories	18,421
Prepaid expenses and other current assets	(2,080)
Leased rental/service vehicles	(1,299)
Other assets	(765)
Floorplan payable, trade, net	(931)
Accounts payable	(534)
Accrued expenses and other current liabilities	(639)
Payments on lease liabilities - operating	(1,124)
Due to related parties	(549)
Leased vehicle liability	1,252
Other liabilities	3,176
Net cash provided by operating activities	31,248
Cash flows from investing activities:
Purchase of property and equipment	(4,775)
Proceeds from disposition of property and equipment	20,047
Proceeds from disposition of dealerships	34,070
Net cash provided by investing activities	49,342
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(22,541)
Payments of long-term debt	(59,951)
Payments of finance lease liabilities	(355)
Capital contributions from non-controlling interests	98
Unit issuance costs	(25)
Net cash used in financing activities	(82,774)
Net decrease in cash	(2,184)
Cash, beginning of period	135,412
Cash, end of period	$133,228

Supplemental cash flow information:
Reconciliation of cash and restricted cash
Cash	118,908
Restricted cash, current portion	—
Restricted cash, net of current portion	14,320
Total cash and restricted cash	$133,228

Supplemental disclosure of cash flow information:
Cash payments for interest	4,066

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Organization, Basis of Presentation, and Other

Organization

GPB Automotive Portfolio, LP (the “Partnership”, “we”, “us”, “our” or “Registrant”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s general partner pursuant to the terms of the Fifth Amended and Restated Limited Partnership Agreement dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners.

We reported all of our businesses as a single segment for accounting purposes based on the financial information that is available and evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance of the Partnership.

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

Basis of Presentation

The condensed consolidated financial statements through December 31, 2021, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed below within this “Footnote 1. Organization, Basis of Presentation, and Other”, on December 31, 2021, the Partnership transitioned to the liquidation basis of accounting. The unaudited interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022 (the “Form 10-K”).

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Nature of Business

The Partnership’s principal business was the retail sale of automobiles in the northeast United States. The Partnership offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. In 2021, the Partnership disposed of 28 dealerships and any attendant real estate, as further discussed below. The Partnership is continuing to operate one dealership in Manchester, New Hampshire, AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”) while awaiting manufacturer approval for the transfer of this dealership.

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

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership on April 12, 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the ownership transfer.

The aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for a $570.0 million distribution to the Partnership and GPB Holdings II, LP, of which $188.8 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and that no further plans to deploy capital in other investments are contemplated. In accordance with US GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation was approved by Highline will be sold by June 30, 2024, with liquidation to be complete by December 31, 2024, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Highline board, consultation with the Monitor and the Company’s external counsel and contemplates such matters as the sale of Prime Subaru Manchester, and as discussed further in “Footnote 7. Commitments and Contingencies”, the timing of David Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.

New Accounting Pronouncements

As a result of adopting Liquidation Basis of Accounting, we believe no new accounting pronouncements will have a material impact on our consolidated net assets in liquidation or consolidated changes in net assets in liquidation.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual consolidated financial statements included in the Form 10-K, and there have been no changes to the Partnership’s significant accounting policies during the three months ended March 31, 2022.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and its subsidiaries, as described in “Footnote 7. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Footnote 1. Organization, Basis of Presentation, and Other” for further information.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of Prime Subaru Manchester until ownership transfers, estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts and costs expected to be earned or incurred during liquidation which is anticipated to be complete by December 31, 2024, however, no assurances can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation at was comprised of (in thousands):

	March 31, 2022	December 31, 2021
Total estimated receipts during remaining liquidation period	$99,842	$116,250
Total estimated costs of operations	$(82,655)	$(95,939)
Selling, general and administrative expense - Prime Subaru Manchester	(13,634)	(15,798)
Selling, general and administrative expenses - corporate	(20,612)	(22,451)
Selling, general and administrative expenses - corporate, related party	(30,053)	(32,785)
Interest expense	(325)	(338)
Total estimated costs during remaining liquidation period	$(147,279)	$(167,311)
Liability for estimated costs in excess of estimated receipts during liquidation	$(47,437)	$(51,061)

The change in liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2021 and March 31, 2022, is as follows (in thousands).

			Changes in
			Estimated Future
		Net Change in	Cash Flows
		Working	During
	December 31, 2021	Capital (3)	Liquidation (4)	March 31, 2022
Assets:
Estimated net inflows from operations (1)	$4,175	$946	$—	$3,229
Liabilities:
Corporate expenditures (2)	(55,236)	(4,570)	—	(50,666)
Liability for estimated costs in excess of estimated receipts during liquidation	$(51,061)	$(3,624)	$—	$(47,437)

1.	Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of sales, (ii) selling, general and administrative expense and (iii) interest expense relating to the operation of Prime Subaru Manchester.
2.	Corporate expenditures consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees.
3.	Net change in working capital represents changes in assets and liabilities for the three months ended March 31, 2022.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets, if applicable.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

4. Net Assets in Liquidation

On March 8, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an additional $85.0 million distribution to the Partnership and GPB Holdings II, LP, of which $28.5 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime. As a result, net assets in liquidation decreased by $28.5 million during the three months ended March 31, 2022.

On April 26, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an additional $30.0 million distribution to the Partnership and GPB Holdings II, LP, of which $10.1 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

5. Assets Held for Sale

During the three months ended March 31, 2022, GPB committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York.

As of March 31, 2022, Prime Subaru Manchester, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as ownership has not yet transferred to Group 1.

The following table reconciles the major classes of assets classified as held for sale as of March 31, 2022, and December 31, 2021, in the accompanying Condensed Consolidated Statements of Net Assets in Liquidation:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Assets held for sale
Inventories	$2,158	$2,780
Franchise rights	7,600	7,600
Goodwill	22,400	22,400
Property and equipment	2,657	1,433
Total assets held for sale	$34,815	$34,213
Liabilities held for sale
Operating lease liabilities	$(2,162)	$(2,392)

6. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees paid during the three months ended March 31, 2022, were $2.3 million and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees charged to expense and included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, were $3.2 million.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses paid during the three months ended March 31, 2022, were $1.4 million and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, were $0.7 million.

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

The increase in principal of $3.4 million represented the incremental procurement costs directly related to the issuance of the note and was classified as debt issuance costs on the Consolidated Balance Sheets. These costs, along with the change in interest rate, were accounted for as a modification to the existing debt with no gain or loss recognized. It was subsequently determined that the actual debt issuance costs on AISF Note 1 totaled $2.1 million. The difference was applied to AISF Note 2 (defined below) and a note issued to GPB Holdings Automotive, LLC for which the debt issuance costs relate. The $2.1 million was capitalized as debt issuance costs was being amortized over the four-year life of the note using the effective interest rate method.

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

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Consolidated Statements of Operations for the three months ended March 31, 2021 was $0.3 million. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Consolidated Statement of Operations for the three months ended March 31, 2021 were $0.2 million. The balance of accrued interest associated with these loans was $1.9 million as of March  31, 2022 and December 31, 2021 and was included as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation.

AISF Note 1,2,3, and 4 matured and were repaid in full in 2020. AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments have been deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

In October 2017, a subsidiary of the Partnership entered into a loan agreement with GPB Holdings II, LP, another GPB-managed partnership, for $0.7 million (the “DSR Note”). The loan bore interest at 12% annually, payable monthly in arrears. All outstanding principal and unpaid interest was originally due and payable on October 11, 2018, but was extended until June 30, 2019. As of December 31, 2019, the loan and accrued interest had not yet been repaid as a result of a repayment restriction pursuant to an amendment to a credit agreement dated June 14, 2019. However, the loan continued to accrue interest at the stated rate. In 2021 the outstanding note payable, including the accrued interest, was repaid in full.

Notes payable - related party consisted of the following:

(Dollars in thousands)			March 31,	December 31,
Note	Face Value	Maturity Date	2022	2021
AISF Note 5	6,556	12/31/2022	$6,556	$6,556
AISF Note 6	5,202	12/31/2022	5,202	5,202
AISF Note 7	3,272	4/24/2023	3,026	3,026
Total			14,784	14,784
Add: accrued interest in liquidation			1,851	1,851
Total notes payable - related party on the Condensed Consolidated Statements of Net Assets in Liquidation			$16,635	$16,635

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operated dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.5 million outstanding during 2021 and were subsequently forgiven.

OTHER RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2021, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by an affiliate, GPB Holdings II, LP totaling $0.2 million. No such transactions occurred during the three months ended March 31, 2022.

For the three months ended March 31, 2021, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP totaling $0.2 million. No such transactions occurred during the three months ended March 31, 2022.

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”).  The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three months ended March 31, 2022 and 2021 there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee (“OSP”) to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services.  OSP fees paid for the three months ended March 31, 2022, were $0.4 million and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021, of $1.1 million.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

From commencement of operations through December 31, 2018, there have been various amendments in the LPA and PPM relating to the redemption terms for Limited Partners. Those changes resulted in differentiated redemption terms and calculations. Following the advice of outside legal counsel, the General Partner made the decision to apply the redemption provision that was most beneficial to the redeeming investors who made a redemption request prior to the suspension of redemptions. This analysis was completed in 2019 and based on the final calculations, if a Limited Partner was originally overpaid, the General Partner will reimburse the Partnership and will not seek to claim those funds back from the Limited Partner. During the period from August 2015 through September 2018, the Partnership overpaid applicable redeeming investors $0.3 million and underpaid applicable redeeming investors $0.3 million. The balance of the receivable from the General Partner was $0.3 million as of March 31, 2021 and was repaid in full in June 2021.

Guarantees

The member of the General Partner (David Gentile, “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled  $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of March 31, 2022 and December 31, 2021. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

7. Commitments and Contingencies

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended March 31, 2021, the Partnership expensed $0.7 million of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Legal indemnification expenses paid during the three months ended March 31, 2022, were $1.0 million and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Appointment of Monitor

On February 11, 2021, the U.S. District Court for the Eastern District of New York (“EDNY Court”), in the SEC Action, appointed  Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”)  over GPB until further order of the Court. Pursuant to the Order, GPB is required to (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

The Monitor has the authority to approve or disapprove the following actions: (i) any proposed material corporate transactions by Capital Holdings and/or Highline, the GPB-managed funds, including the Partnership, or the Portfolio Companies (as defined in the Order), or any other proposed material corporate transactions as the Monitor may, in the Monitor’s sole discretion, deem appropriate. (ii) Any extension of credit by Capital Holdings, Highline, the GPB-managed funds, or the Portfolio Companies outside the ordinary course of business, or to a related party, as defined under the federal securities laws. (iii)Any material change in business strategy by Capital Holdings or any of the GPB-managed funds; (iv) any material change to compensation of any executive officer, affiliate, or party of Capital Holdings or Highline; (v) any retention by Capital Holdings or Highline of any management-level professional or person (with the exception of any professional retained in connection with litigation commenced prior to this Order, over which approval shall not be required), subject to an acceptable procedure agreed to with the Monitor; (vi) any decision to resume distributions to investors in any of the GPB-managed funds, consistent with the investment objectives of the GPB-managed funds; and (vii) any decision to file, or cause to be filed, any bankruptcy or receivership petition for Capital Holdings or Highline, or for the Portfolio Companies.

The Monitor is authorized and empowered to: (i) review the finances and operations of the GPB-managed funds and, if necessary, individual Portfolio Companies (ii) review historical corporate transactions by GPB and/or Highline, the GPB-managed funds or the Portfolio Companies, to the extent covered by Capital Holdings’ audited financial statements and any restatements covered therein, for the purposes of executing the authority discussed above, and consistent with the authority to share any findings, documents, or information with the SEC (provided, however, the Monitor will not interfere with ongoing audits); (iii) review historical compensation of all executive officers or affiliates of Capital Holdings or Highline; (iv) review the retention of all consultants currently retained by Capital Holdings; (v) review audited financial statements of the GPB-managed funds, which Capital Holdings must promptly deliver to the Monitor upon completion; (vi) review the minutes of all meetings of all boards of directors of the Portfolio Companies, Highline, and the GPB-managed funds; (vii) review the status of all litigation involving Capital Holdings or Highline, and the status of any litigation outside the ordinary course of business involving any of the Portfolio Companies; (viii) review any commencement or settlement of any litigation involving Capital Holdings and Highline, and any commencement or settlement of any litigation outside of the ordinary course of business involving any of the Portfolio Companies; (ix) review any material changes to material leases or real estate holdings, including the signing of any new leases, the termination of leases, material changes to lease terms, or the purchase or sale of any material property by Capital Holdings, Highline, or any of the portfolio companies, provided, however, if the material change involves a Capital Holdings, Highline, or portfolio company related party or affiliate, the Monitor shall have the power to approve or disapprove of the material change; (x) review insurance policies covering Highline, Capital Holdings, and the GPB-managed funds, as well as affiliates, officers, and directors of such entities; and (xi) review promptly and approve any investor-wide communications intended to be sent by Capital Holdings to investors in the GPB-managed funds.

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

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant Capital, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (the previously-defined “EDNY Court” and “SEC Action”). No GPB-managed partnership is named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

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

Jeffry Schneider v. GPB Capital Holdings, LLC et al., Case No. 2021-0963 (Court of Chancery, DE)

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking an Order governing his contractual entitlement to an Order governing his contractual entitlement advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. Any potential losses associated with this matter cannot be estimated at this time.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, filed an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP , GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties.  All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde.  Claimants have asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claim to have suffered millions of dollars in damages. Any potential losses associated with this matter cannot be estimated at this time.

In order to bring their case in arbitration, Claimants rely upon an arbitration provision that exists solely in the agreement between their broker, Concorde, and the GPB-managed Funds.  Because no claimant is party to any agreement with GPB or the GPB-managed Funds that contains an arbitration clause, GPB contends that this action is improperly filed, and intends to promptly move to dismiss it.  Any potential losses associated with this matter cannot be estimated at this time.

GPB Lender, LLC v. GPB Capital Holdings, LLC (Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleges that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleges that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q  (“Form 10-Q”) as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements, including with regards to our plan of liquidation, are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we use the terms the “Partnership”, “we”, “us”, “our” or “Registrant” to refer to the business of GPB Automotive Portfolio, LP and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

GPB Automotive Portfolio, LP is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s general partner pursuant to the terms of the Fifth Amended and Restated Limited Partnership Agreement dated April 27, 2018. Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline, pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners.

We reported all of our businesses as a single segment for accounting purposes based on the financial information that is available and evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance of the Partnership.

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

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership on April 12, 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the transfer. See “Item 1. Legal Proceedings” for more information on the Prime Subaru Manchester transaction.

The aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for a $570.0 million distribution to the Partnership and GPB Holdings II, LP, of which $188.8 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

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

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and that no further plans to deploy capital in other investments are contemplated. In accordance with accounting principles generally accepted in the United States (“US GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

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

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 28, 2021, the results of operations for the current period are not comparable to the prior year period.  Due to the adoption of the Plan of Liquidation, we no longer consider this to be a key performance measure, and we no longer report results of our operations information.

The Partnership’s core strategy is to maximize value to the Limited Partners. Our dealership operations were organized into geographic market-based dealership groups.

The following table summarizes the results of our operations for the three months ended March 31, 2021, under the going concern basis of accounting.

Three Months Ended
(Dollars in thousands)	March 31,
2021
Revenues:
New vehicle retail sales	$274,594
Used vehicle retail sales	153,981
Used vehicle wholesale sales	22,473
Service, body, and parts sales	56,290
Finance and insurance sales	21,455
Total revenues	528,793
Gross profit:
New vehicle retail	20,913
Used vehicle retail	9,501
Used vehicle wholesale	2,198
Service, body, and parts	32,011
Finance and insurance	21,455
Total gross profit	86,078

Gross profit margin percentage:
New vehicle retail	7.6%
Used vehicle retail	6.2%
Used vehicle wholesale	9.8%
Service, body, and parts	56.9%
Finance and insurance	100.0%
Total gross profit margin	16.3%

Operating expenses	79,444
Operating income	6,634
Total other (expense) income, net	6,381
Net income (loss)	$13,015

Liquidity and Capital Resources

The Partnership has historically relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We used those funds to invest in capital improvements and additions and satisfy contractual obligations. Since the adoption of our Plan of Liquidation our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. All significant non-cash assets except for the Prime Subaru Manchester dealership have been liquidated. As of March 31, 2022 we had $508.7 million in cash on hand and $41.4 million in restricted cash. We expect that this cash, and the expected cash pursuant to the ultimate liquidation of Prime Subaru Manchester will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

On March 8, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an $85.00 million distribution to the Partnership and GPB Holdings II, LP, of which $28.5 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

On April 26, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for a $30.00 million distribution to the Partnership and GPB Holdings II, LP, of which $10.1 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

Contractual Payment Obligation

As of March 31, 2022, there have been no material changes to the contractual payment obligations table included in the Form 10-K filed with the SEC on April 14, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three months ended March 31, 2022, there have been no material changes to the critical accounting estimates included in the Form 10-K filed with the SEC on April 14, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Registration Statement on Form 10-K, which was filed with the Securities and Exchange Commission on April 14, 2022.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of the three months ended March 31, 2022, due to the existence of the material weaknesses in the Partnership’s internal control over financial reporting described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Partnership’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Internal Control over Financial Reporting

Material Weaknesses

In connection with the filing of our Form 10-K, we have concluded that there are material weaknesses in our system of internal control over financial reporting (“IFCR”), which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three months ended March 31, 2021, the Partnership expensed $0.7 million of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. Legal indemnification expenses paid during the three months ended March 31, 2022, were $1.0 million and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Appointment of Monitor

On February 11, 2021, the U.S. District Court for the Eastern District of New York (“EDNY Court”), in the SEC Action, appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) over GPB until further order of the Court. Pursuant to the Order, GPB is required to (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

The Monitor has the authority to approve or disapprove the following actions: (i) any proposed material corporate transactions by Capital Holdings and/or Highline, the GPB-managed funds, including the Partnership, or the Portfolio Companies (as defined in the Order), or any other proposed material corporate transactions as the Monitor may, in the Monitor’s sole discretion, deem appropriate (ii) any extension of credit by Capital Holdings, Highline, the GPB-managed funds, or the Portfolio Companies outside the ordinary course of business, or to a related party, as defined under the federal securities laws (iii) any material change in business strategy by Capital Holdings or any of the GPB-managed funds; (iv) any material change to compensation of any executive officer, affiliate, or party of Capital Holdings or Highline; (v) any retention by Capital Holdings or Highline of any management-level professional or person (with the exception of any professional retained in connection with litigation commenced prior to this Order, over which approval shall not be required), subject to an acceptable procedure agreed to with the Monitor; (vi) any decision to resume distributions to investors in any of the GPB-managed funds, consistent with the investment objectives of the GPB-managed funds; and (vii) any decision to file, or cause to be filed, any bankruptcy or receivership petition for Capital Holdings or Highline, or for the Portfolio Companies.

PART II - OTHER INFORMATION

The Monitor is authorized and empowered to: (i) review the finances and operations of the GPB-managed funds and, if necessary, individual Portfolio Companies (ii) review historical corporate transactions by GPB and/or Highline, the GPB-managed funds or the Portfolio Companies, to the extent covered by Capital Holdings’ audited financial statements and any restatements covered therein, for the purposes of executing the authority discussed above, and consistent with the authority to share any findings, documents, or information with the SEC (provided, however, the Monitor will not interfere with ongoing audits); (iii) review historical compensation of all executive officers or affiliates of Capital Holdings or Highline; (iv) review the retention of all consultants currently retained by Capital Holdings; (v) review audited financial statements of the GPB-managed funds, which Capital Holdings must promptly deliver to the Monitor upon completion; (vi) review the minutes of all meetings of all boards of directors of the Portfolio Companies, Highline, and the GPB-managed funds; (vii) review the status of all litigation involving Capital Holdings or Highline, and the status of any litigation outside the ordinary course of business involving any of the Portfolio Companies; (viii) review any commencement or settlement of any litigation involving Capital Holdings and Highline, and any commencement or settlement of any litigation outside of the ordinary course of business involving any of the Portfolio Companies; (ix) review any material changes to material leases or real estate holdings, including the signing of any new leases, the termination of leases, material changes to lease terms, or the purchase or sale of any material property by Capital Holdings, Highline, or any of the portfolio companies, provided, however, if the material change involves a Capital Holdings, Highline, or portfolio company related party or affiliate, the Monitor shall have the power to approve or disapprove of the material change; (x) review insurance policies covering Highline, Capital Holdings, and the GPB-managed funds, as well as affiliates, officers, and directors of such entities; and (xi) review promptly and approve any investor-wide communications intended to be sent by Capital Holdings to investors in the GPB-managed funds.

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

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant Capital, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S. District Court for the Eastern District of New York (the previously-defined “EDNY Court” and “SEC Action”). No GPB-managed partnership is named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

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

PART II - OTHER INFORMATION

Jeffry Schneider v. GPB Capital Holdings, LLC et al., Case No. 2021-0963 (Court of Chancery, DE)

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking an Order governing his contractual entitlement to an Order governing his contractual entitlement advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. Any potential losses associated with this action cannot be estimated at this time.

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, filed an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP , GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties.  All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde.  Claimants have asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claim to have suffered millions of dollars in damages.

In order to bring their case in arbitration, Claimants rely upon an arbitration provision that exists solely in the agreement between their broker, Concorde, and the GPB-managed Funds.  Because no claimant is party to any agreement with GPB or the GPB-managed Funds that contains an arbitration clause, GPB contends that this action is improperly filed, and intends to promptly move to dismiss it.  Any potential losses associated with this matter cannot be estimated at this time.

GPB Lender, LLC v. GPB Capital Holdings, LLC (Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleges that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleges that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleges that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. No costs are expected to be charged to the Partnership.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, filed with the Securities and Exchange Commission on April 14, 2022, which are incorporated herein by reference.

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

PART II - OTHER INFORMATION

Item 5. Other Information

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

10.7

Sixth Amendment to Amended and Restated Credit Agreement and Replacement of Equity Offset Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated May 2019 (incorporated herein by reference to Exhibit 10.7 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021)..

10.8

Seventh Amendment to Amended and Restated Credit Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated October 2019 (incorporated herein by reference to Exhibit 10.8 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

PART II - OTHER INFORMATION

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

10.14

Twelfth Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated January 2022 (incorporated herein by reference to Exhibit 10.14 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

** Furnished herewith.

+ This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

GPB Automotive Portfolio, LP
(Registrant)

	By:	/s/ Robert Chmiel
Robert Chmiel
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Evan Cutler
Evan Cutler

Chief Financial Officer
(Principal Financial and Accounting
Officer)
Date: May 20, 2022