Form 10-Q
period 2022-06-30
GPB Automotive Portfolio, LP
filed 2022-08-11
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$536,632	$550,048
Restricted cash	41,400	41,400
Contracts in transit	809	546
Receivables	5,849	8,639
Property	—	1,230
Assets held for sale	2,315	34,213
Other assets	520	9,134
Total Assets	$587,525	$645,210
Liabilities
Floorplan payable	$1,735	$3,373
Accounts payable	3,861	6,458
Accrued expenses and other current liabilities	5,554	16,336
Liabilities held for sale	1,817	2,392
Notes payable - related party	16,635	16,635
Operating lease liability	1,000	1,073
Liability for estimated costs in excess of estimated receipts during liquidation	42,423	51,061
Distributions payable for tax withholding	—	6,865
Due to related parties	3,570	5,256
Total liabilities	76,595	109,449
Commitments and contingencies (see Footnote 7)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	489,926	479,333
Net assets attributable to the non-controlling interests in liquidation	21,004	56,428
Total net assets in liquidation	$510,930	$535,761

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022

Net assets in liquidation, beginning of period	$507,286	$535,761
Changes in assets and liabilities in liquidation:
Increase in receivables	396	396
Increase in assets held for sale	1,091	1,091
Decrease in accrued expenses and other current liabilities	10,866	10,866
Increase in liability for estimated costs in excess of receipts during liquidation	(330)	(330)
Net changes in liquidation value	12,023	12,023
Proceeds received in excess of assets recorded	3,530	3,530
Payments made in excess of liabilities recorded	(1,859)	(1,859)
Distributions to non-controlling interests	(10,050)	(38,525)
Changes in net assets in liquidation	3,644	(24,831)

Net assets in liquidation, June 30, 2022	$510,930	$510,930

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenues:
New vehicle retail sales	$304,392	$578,986
Used vehicle retail sales	162,991	316,972
Used vehicle wholesale sales	28,433	50,906
Service, body, and parts sales	59,491	115,781
Finance and insurance sales	25,038	46,493
Total revenues	580,345	1,109,138
Costs of sales:
New vehicle retail cost	274,903	528,584
Used vehicle retail cost	148,022	292,502
Used vehicle wholesale cost	24,632	44,907
Service, body, and parts cost	25,305	49,584
Total cost of sales	472,862	915,577
Gross profit	107,483	193,561
Operating expenses:
Selling, general and administrative expenses	75,333	145,647
Gain on sale of dealerships, property and equipment, net	(2,835)	(2,461)
Managerial assistance fee, related party	3,234	6,467
Rent expense	1,760	3,807
Asset impairment	—	867
Depreciation and amortization	2,661	5,270
Total operating expenses	80,153	159,597
Operating income	27,330	33,964
Other income (expense):
Floorplan interest	(946)	(2,158)
Interest expense	(1,749)	(3,922)
Interest expense to related parties	(619)	(1,464)
Other income	9,314	19,925
Total other income, net	6,000	12,381
Net income	33,330	46,345
Net income attributable to non-controlling interests	11,398	18,917
Net income attributable to the Partnership	$21,932	$27,428

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ Capital

(Dollars in thousands)

(Unaudited)

		Class A	Class A-1	Class B	Class B-1	Total	Non-
	GPB Auto	Limited	Limited	Limited	Limited	Controlling	Controlling
	SLP, LLC	Partners	Partners	Partners	Partners	Interests	Interests	Total
Partners’ capital - December 31, 2020	$—	$177,570	$80,294	$35,883	$15,118	$308,865	$131,074	$439,939
Partners’ capital contributions	—	—	—	—	—	—	98	$98
Unit issuance costs	—	—	—	(16)	(9)	(25)	—	$(25)
Net income (loss)	—	3,064	1,497	1,026	(91)	5,496	7,519	$13,015
Partners’ capital - March 31, 2021	$—	$180,634	$81,791	$36,893	$15,018	$314,336	$138,691	$453,027
Partners’ capital contributions	$—	$—	$—	$—	$—	—	$130	$130
Distributions	—	—	—	—	—	—	(36)	(36)
Net income	—	12,521	5,759	2,578	1,074	21,932	11,398	33,330
Partners’ capital - June 30, 2021	$—	$193,155	$87,550	$39,471	$16,092	$336,268	$150,183	$486,451

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Dollars in thousands)

(Unaudited)

Six Months Ended
June 30,
2021
Cash flows from operating activities:
Net income	$46,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,279
Amortization of right-of-use assets - finance	991
Amortization of right-of-use assets - operating	2,464
Amortization of capitalized guarantee costs in interest expense to related party	61
Amortization of debt issuance costs in interest expense to related party	352
Amortization of debt issuance costs in interest expense	559
Asset impairment	867
Gain on disposal of property and equipment	(4,158)
Loss on disposal of dealerships, net	1,697
Decrease in interest rate swap liability in interest expense	(348)
Bad debt recovery	(731)
PPP loan forgiveness	(19,267)
Other adjustments to reconcile net income	375
Changes in operating assets and liabilities:
Contracts in transit	6,639
Receivables	8,483
Due from related parties	53
Inventories	92,286
Prepaid expenses and other current assets	(2,910)
Leased rental/service vehicles	290
Other assets	(1,925)
Floorplan payable, trade, net	(2,449)
Accounts payable	(635)
Accrued expenses and other current liabilities	634
Payments on lease liabilities - operating	(2,295)
Due to related parties	(40)
Leased vehicle liability	(337)
Other liabilities	2,894
Net cash provided by operating activities	134,174
Cash flows from investing activities:
Purchase of property and equipment	(11,673)
Proceeds from disposition of property and equipment	47,993
Proceeds from disposition of dealerships	40,640
Net cash provided by investing activities	76,960
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(101,859)
Payments of long-term debt	(97,444)
Payments of finance lease liabilities	(715)
Payments of deferred financing costs	(2,190)
Capital contributions from non-controlling interests	228
Unit issuance costs	(25)
Distributions to partners and non-controlling interests	(36)
Distributions to mandatorily redeemable capital	(150)
Net cash used in financing activities	(202,191)
Net increase in cash	8,943
Cash, beginning of period	135,412
Cash, end of period	$144,355

Supplemental cash flow information:
Reconciliation of cash and restricted cash
Cash	$130,034
Restricted cash, net of current portion	14,321
Total cash and restricted cash	$144,355

Supplemental disclosure of cash flow information:
Cash payments for interest	$7,545

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

Basis of Presentation

The Condensed Consolidated Financial Statements for the period ending just prior to December 31, 2021, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed below within this “Footnote 1. Organization, Basis of Presentation, and Other”, on December 31, 2021, the Partnership transitioned to the liquidation basis of accounting. The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes thereto included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022 (the “Form 10-K”).

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and that no further plans to deploy capital in other investments are contemplated. In accordance with accounting principles generally accepted in the United States (“US GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline board of directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), as uncertainties exist as to the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions during the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024.

Prior to Implementation of the Plan of Liquidation

The Condensed Consolidated Financial Statements through December 31, 2021, have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with US GAAP.

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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Board, and forecasts generated by our management. Estimates for the liquidation value of Prime Subaru Manchester were determined through a combination of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement. Our liabilities are derecognized when we pay the obligation or when we are legally released from being the primary obligor under the liability.

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying Condensed Consolidated Financial Statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation was approved by Highline will be sold by June 30, 2024, with liquidation to be complete by December 31, 2024, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the Company’s external counsel and contemplates such matters as the sale of Prime Subaru Manchester, and as discussed further in “Footnote 7. Commitments and Contingencies”, the timing of David Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Condensed Consolidated Financial Statements.

New Accounting Pronouncements

As a result of adopting the liquidation basis of accounting, we believe no new accounting pronouncements will have a material impact on our consolidated net assets in liquidation or consolidated changes in net assets in liquidation.

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three and six months ended June 30, 2022.

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

Under the liquidation basis of accounting we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. These estimates will be periodically reviewed and adjusted as appropriate. Any such adjustments can be material. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Footnote 1. Organization, Basis of Presentation, and Other” for further information.

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

	June 30, 2022	December 31, 2021
Total estimated receipts during remaining liquidation period	$84,300	$116,250
Estimated costs during remaining liquidation period:
Total estimated costs of operations	$(68,508)	$(95,939)
Selling, general and administrative expense - Prime Subaru Manchester	(11,219)	(15,798)
Selling, general and administrative expenses - corporate	(14,006)	(15,749)
Selling, general and administrative expenses - corporate, related party	(32,672)	(39,487)
Interest expense	(318)	(338)
Total estimated costs during remaining liquidation period	$(126,723)	$(167,311)
Liability for estimated costs in excess of estimated receipts during liquidation	$(42,423)	$(51,061)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2021 and June 30, 2022, is as follows (in thousands).

			Changes in
			Estimated Future
		Net Change in	Cash Flows
		Working	During
	December 31, 2021	Capital (3)	Liquidation (4)	June 30, 2022
Assets:
Estimated net inflows from operations (1)	$4,175	$(1,845)	$1,925	$4,255
Liabilities:
Corporate expenditures (2)	(55,236)	10,813	(2,255)	$(46,678)
Liability for estimated costs in excess of estimated receipts during liquidation	$(51,061)	$8,968	$(330)	$(42,423)

1.	Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of sales, (ii) selling, general and administrative expense and (iii) interest expense relating to the operation of Prime Subaru Manchester.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees.
3.	Net change in working capital represents changes in assets and liabilities for the six months ended June 30, 2022, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets, if applicable.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

4. Net Assets in Liquidation

On March 8, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an additional $85.0 million distribution to the Partnership and GPB Holdings II, LP, of which $28.5 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime. As a result, net assets in liquidation decreased by $28.5 million during the three months ended March 31, 2022.

On April 26, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an additional $30.0 million distribution to the Partnership and GPB Holdings II, LP, of which $10.1 million was distributed to GPB Holdings II, LP. As a result, net assets in liquidation decreased by $38.5 million during the six months ended June 30, 2022.

5. Assets Held for Sale

During the three months ended March 31, 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of June 30, 2022, this property remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as we have not yet completed the sale of this property.

As of June 30, 2022, Prime Subaru Manchester, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as ownership has not yet transferred to Group 1. The closing consideration of $33.4 million which was held in escrow by Group 1 was released to the Partnership on April 12, 2022.

The following table reconciles the major classes of assets classified as held for sale as of June 30, 2022 and December 31, 2021, in the accompanying Condensed Consolidated Statements of Net Assets in Liquidation:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Assets held for sale
Inventories	$752	$2,780
Franchise rights	—	7,600
Goodwill	—	22,400
Property and equipment	1,563	1,433
Total assets held for sale	$2,315	$34,213
Liabilities held for sale
Operating lease liabilities	$(1,817)	$(2,392)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

6. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees paid during the three and six months ended June 30, 2022, were $2.1 million and $4.4 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees charged to expense and included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, were $3.2 million and $6.4 million, respectively.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses paid during the three and six months ended June 30, 2022, were $2.5 million and $3.9 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, were $2.0 million and $2.7 million, respectively.

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

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 was $0.4 million and $0.7 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 were $0.2 million and $0.4 million, respectively. The balance of accrued interest associated with these loans was $1.9 million as of June 30, 2022 and December 31, 2021 and was included as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation.

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

Notes payable - related party consisted of the following:

(Dollars in thousands)			June 30,	December 31,
Note	Face Value	Maturity Date	2022	2021
AISF Note 5	6,556	12/31/2022	$6,556	$6,556
AISF Note 6	5,202	12/31/2022	5,202	5,202
AISF Note 7	3,272	4/24/2023	3,026	3,026
Total			14,784	14,784
Add: accrued interest in liquidation			1,851	1,851
Total notes payable - related party			$16,635	$16,635

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operated dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.5 million outstanding which were subsequently forgiven in 2021.

OTHER RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2021, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by an affiliate, GPB Holdings II, LP totaling $0.4 million and $0.6 million, respectively. No such transactions occurred during the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2021, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP totaling $0.3 million and $0.5 million, respectively. No such transactions occurred during the three and six months ended June 30, 2022.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and six months ended June 30, 2022 and 2021 there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee (“OSP”) to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three and six months ended June 30, 2022, were $0.4 million and $0.8 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021, of $1.0 million and $2.1 million, respectively.

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

Guarantees

The member of the General Partner (David Gentile, “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of June 30, 2022 and December 31, 2021. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and six months ended June 30, 2021, the Partnership expensed $1.3 million and $2.0 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Legal indemnification expenses paid during the three and six months ended June 30, 2022, were $1.0 million and $2.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the U.S. District Court for the Eastern District of New York (“EDNY Court”) in the SEC Action (as defined in Federal Matters) appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) until further order of the Court. The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021 (the “Amended Order”).

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included within this Form 10-Q, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

On May 31, 2022, Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Gentile seeks a Court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Gentile and GPB that Gentile’s purported appointment of three new managers to GPB without Monitor approval, amongst other things, was in violation of the Amended Order. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has since run without any steps having been taken to respond to the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the Securities and Exchange Commission filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to limited partners, subject to the EDNY Court’s supervision. The Proposed Order grants to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB limited partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant Capital, Ascendant Alternative Strategies (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S.District Court for the Eastern District of New York (the previously-defined “EDNY Court” and “SEC Action”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

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

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant Capital, AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. Plaintiffs bring causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an Order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. Any potential losses associated with this matter cannot be estimated at this time.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant Capital, AAS, Axiom and Martion; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

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

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

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

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, filed an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants have asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claim to have suffered millions of dollars in damages.

In order to bring their case in arbitration, Claimants rely upon an arbitration provision that exists solely in the agreement between their broker, Concorde, and the GPB-managed Funds. Because no claimant is party to any agreement with GPB or the GPB-managed Funds that contains an arbitration clause, GPB contends that this action is improperly filed, and intends to promptly move to dismiss it. Any potential losses associated with this mater cannot be estimated at this time.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York Supreme Court, New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty and/or aiding and abetting the breaches of fiduciary duty against all defendants, breach of contract against GPB, unjust enrichment, and an equitable accounting. Plaintiffs are seeking declaratory relief, disgorgement, restitution, an equitable accounting, and unspecified damages. Any potential losses associated with this matter cannot be estimated at this time.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0545)

In July 2020, plaintiff filed a complaint against GPB, Armada Waste Management GP, LLC, Armada Waste Management, LP, the Partnership, GPB Holdings II, LP, and GPB Holdings, LP in the Delaware Court of Chancery to compel inspection of GPB’s books and records based upon specious and unsubstantiated allegations regarding alleged fraudulent activity, mismanagement, and breaches of fiduciary duty. The plaintiffs are seeking an order compelling GPB to permit inspection of documents related to Armada Waste, as well as for costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquated damages for alleged violations of Executive Law Section 296. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The complaint also names GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

In the current action, plaintiffs are alleging breaches of fiduciary duties and/or the aiding and abetting of those breaches, unjust enrichment, and with regard to GPB, breach of the Partnerships’ Limited Partnership Agreements. Plaintiffs are seeking unspecified damages based on the causes of action pled, equitable relief in the form of a directive to remove GPB as the general partner of GPB Holdings, LP and the Partnership, a constructive trust, costs of the action (including attorneys’ fees), and other declaratory and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against each of the defendants, and declaratory relief from the Court related to allegations of fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages and declaratory forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Supreme Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

In December 2019, plaintiffs filed a civil action in Superior Court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Holdings II, the Partnership, GPB, David Gentile, Roger Anscher, William Jacoby, Jeffrey Lash, Ascendant, Trevor Carney, Jeffry Schneider, and DOES 1 - 15, inclusive. An Amended Complaint was filed on or about June 10, 2020. In the Amended Complaint, Plaintiffs allege breach of contract against GPB Capital and DOES 1-15, inclusive; statutory and common law fraud against all defendants; breach of fiduciary duty against all defendants; and negligence against all defendants. Plaintiffs allege losses in excess of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. Any potential losses associated with this matter cannot be estimated at this time.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. Any potential losses associated with this matter cannot be estimated at this time.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-1050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court, New York County against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. Any potential losses associated with this action cannot be estimated at this time.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester. After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and its members unanimously determined that SNE’s refusal to approve the transfer to Group 1 was unreasonable and in violation of New Hampshire law, and that SNE’s positions in the case lacked merit. A written ruling is expected to be issued by the NHMVIB in the near future memorializing these determinations. However, it remains uncertain as to when the sale of the dealership assets to Group 1 will be completed, as SNE has a right to request that the NHMVIB reconsider its determination, as well as a right to appeal the NHMVIB’s ruling to the New Hampshire Superior Court. In the interim, pending resolution of any attempts by SNE to overturn the NHMVIB’s ruling or, pending the expiration of the appeal period, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operations will be reversed, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Statements of Net Assets in Liquidation.

Actions asserted by GPB

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court, Nassau County against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any potential losses associated with this matter cannot be estimated at this time.

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

OVERVIEW

GPB Automotive Portfolio, LP is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings” or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s general partner pursuant to the terms of the Fifth Amended and Restated Limited Partnership Agreement dated April 27, 2018. Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the terms of GPB’s limited liability company agreement. However, GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline currently provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s general partner.

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

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and that no further plans to deploy capital in other investments are contemplated. In accordance with accounting principles generally accepted in the United States (“US GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline board of directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), as uncertainties exist as to the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions during the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024.

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

The following table summarizes the results of our operations for the three and six months ended June 30, 2021, under the going concern basis of accounting.

	Three Months Ended				Six Months Ended
(Dollars in thousands)	June 30,		2021		June 30,		2021
			Increase	% Increase			Increase	% Increase
	2021	2020	(Decrease)	(Decrease)	2021	2020	(Decrease)	(Decrease)
Revenues:
New vehicle retail sales	$304,392	$285,419	$18,973	6.6%	$578,986	$566,922	$12,064	2.1%
Used vehicle retail sales	162,991	158,937	4,054	2.6%	316,972	322,778	(5,806)	(1.8)%
Used vehicle wholesale sales	28,433	17,628	10,805	61.3%	50,906	43,867	7,039	16.0%
Service, body, and parts sales	59,491	54,290	5,201	9.6%	115,781	132,562	(16,781)	(12.7)%
Finance and insurance sales	25,038	25,405	(367)	(1.4)%	46,493	46,396	97	0.2%
Total revenues	580,345	541,679	38,666	7.1%	1,109,138	1,112,525	(3,387)	(0.3)%
Gross profit:
New vehicle retail	29,489	15,387	14,102	91.6%	50,402	29,885	20,517	68.7%
Used vehicle retail	14,969	10,390	4,579	44.1%	24,470	20,601	3,869	18.8%
Used vehicle wholesale	3,801	1,447	2,354	162.7%	5,999	1,093	4,906	448.9%
Service, body, and parts	34,186	28,115	6,071	21.6%	66,197	72,649	(6,452)	(8.9)%
Finance and insurance	25,038	25,405	(367)	(1.4)%	46,493	46,396	97	0.2%
Total gross profit	107,483	80,744	26,739	33.1%	193,561	170,624	22,937	13.4%

Gross profit margin percentage:
New vehicle retail	9.7%	5.4%	4.3%		8.7%	5.3%	3.4%
Used vehicle retail	9.2%	6.5%	2.7%		7.7%	6.4%	1.3%
Used vehicle wholesale	13.4%	8.2%	5.2%		11.8%	2.5%	9.3%
Service, body, and parts	57.5%	51.8%	5.7%		57.2%	54.8%	2.4%
Finance and insurance	100.0%	100.0%	—%		100.0%	100.0%	—%
Total gross profit margin	18.5%	14.9%	3.6%		17.5%	15.3%	2.2%

Operating expenses	80,153	74,496	5,657	7.6%	159,597	166,768	(7,171)	(4.3)%
Operating income	27,330	6,248	21,082	337.4%	33,964	3,856	30,108	780.8%
Total other income (expense), net	6,000	(9,131)	15,131	165.7%	12,381	(18,949)	31,330	165.3%
Net income (loss)	$33,330	$(2,883)	$36,213	1,256.1%	$46,345	(15,093)	61,438	407.1%

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

Operating Income (Loss)

For the six months ended June 30, 2021 and 2020, operating income was $34.0 million and $3.9 million, respectively. This represents an increase of $30.1 million, or 780.8%.

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

Liquidity and Capital Resources

The Partnership has historically relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We used those funds to invest in capital improvements and additions and satisfy contractual obligations. Since the adoption of our Plan of Liquidation our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. All significant non-cash assets except for the Prime Subaru Manchester dealership have been liquidated. As of June 30, 2022 we had $537.6 million in cash and cash equivalents and $41.4 million in restricted cash. We expect that this cash and cash equivalents, and the expected cash pursuant to the ultimate liquidation of Prime Subaru Manchester will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

On March 8, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an $85.00 million distribution to the Partnership and GPB Holdings II, LP, of which $28.5 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

On April 26, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for a $30.00 million distribution to the Partnership and GPB Holdings II, LP, of which $10.1 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

Contractual Payment Obligation

As of June 30, 2022, there have been no material changes to the contractual payment obligations table included in the Form 10-K filed with the SEC on April 14, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three and six months ended June 30, 2022, there have been no material changes to the critical accounting estimates included in the Form 10-K filed with the SEC on April 14, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Registration Statement on Form 10-K, which was filed with the Securities and Exchange Commission on April 14, 2022.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that as of the six months ended June 30, 2022, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in the Partnership’s ICFR, our management concluded that our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Partnership’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Internal Controls over Financial Reporting

Material Weaknesses

In connection with the filing of our Form 10-K, we have concluded that there are material weaknesses in our system of ICFR, which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s ICFR.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls, procedures, and ICFR, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and ICFR must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. For the three and six months ended June 30, 2021, the Partnership expensed $1.3 million and $2.0 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Legal indemnification expenses paid during the three and six months ended June 30, 2022, were $1.0 million and $2.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, acquisitions, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the U.S. District Court for the Eastern District of New York (“EDNY Court”) in the SEC Action (as defined in Federal Matters) appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) (the “Order”) until further order of the Court. The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021 (the “Amended Order”).

PART II - OTHER INFORMATION

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the limited partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included within this Form 10-Q, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Gentile seeks a Court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Gentile and GPB that Gentile’s purported appointment of three new managers to GPB without Monitor approval, amongst other things, was in violation of the Amended Order. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has since run without any steps having been taken to respond to the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the Securities and Exchange Commission filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to limited partners, subject to the EDNY Court’s supervision. The Proposed Order grants to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB limited partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application.

Federal Matters

On February 4, 2021, the SEC filed a contested civil proceeding against GPB, Ascendant Capital, Ascendant Alternative Strategies (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the U.S.District Court for the Eastern District of New York (the previously-defined “EDNY Court” and “SEC Action”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

PART II - OTHER INFORMATION

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

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant Capital, AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. Plaintiffs bring causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an Order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. Any potential losses associated with this matter cannot be estimated at this time.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant Capital, AAS, Axiom and Martion; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful in doing so.

PART II - OTHER INFORMATION

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

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

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

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

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

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

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, filed an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants have asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claim to have suffered millions of dollars in damages.

In order to bring their case in arbitration, Claimants rely upon an arbitration provision that exists solely in the agreement between their broker, Concorde, and the GPB-managed Funds. Because no claimant is party to any agreement with GPB or the GPB-managed Funds that contains an arbitration clause, GPB contends that this action is improperly filed, and intends to promptly move to dismiss it. Any potential losses associated with this mater cannot be estimated at this time.

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York Supreme Court, New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty and/or aiding and abetting the breaches of fiduciary duty against all defendants, breach of contract against GPB, unjust enrichment, and an equitable accounting. Plaintiffs are seeking declaratory relief, disgorgement, restitution, an equitable accounting, and unspecified damages. Any potential losses associated with this matter cannot be estimated at this time.

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

PART II - OTHER INFORMATION

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0545)

In July 2020, plaintiff filed a complaint against GPB, Armada Waste Management GP, LLC, Armada Waste Management, LP, the Partnership, GPB Holdings II, LP, and GPB Holdings, LP in the Delaware Court of Chancery to compel inspection of GPB’s books and records based upon specious and unsubstantiated allegations regarding alleged fraudulent activity, mismanagement, and breaches of fiduciary duty. The plaintiffs are seeking an order compelling GPB to permit inspection of documents related to Armada Waste, as well as for costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquated damages for alleged violations of Executive Law Section 296. Any potential losses associated with this matter cannot be estimated at this time.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, Ascendant Alternative Strategies, Ascendant Capital, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The complaint also names GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

PART II - OTHER INFORMATION

In the current action, plaintiffs are alleging breaches of fiduciary duties and/or the aiding and abetting of those breaches, unjust enrichment, and with regard to GPB, breach of the Partnerships’ Limited Partnership Agreements. Plaintiffs are seeking unspecified damages based on the causes of action pled, equitable relief in the form of a directive to remove GPB as the general partner of GPB Holdings, LP and the Partnership, a constructive trust, costs of the action (including attorneys’ fees), and other declaratory and equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The Complaint alleges breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against each of the defendants, and declaratory relief from the Court related to allegations of fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages and declaratory forms of relief. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Supreme Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

In December 2019, plaintiffs filed a civil action in Superior Court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Holdings II, the Partnership, GPB, David Gentile, Roger Anscher, William Jacoby, Jeffrey Lash, Ascendant, Trevor Carney, Jeffry Schneider, and DOES 1 - 15, inclusive. An Amended Complaint was filed on or about June 10, 2020. In the Amended Complaint, Plaintiffs allege breach of contract against GPB Capital and DOES 1-15, inclusive; statutory and common law fraud against all defendants; breach of fiduciary duty against all defendants; and negligence against all defendants. Plaintiffs allege losses in excess of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. Any potential losses associated with this matter cannot be estimated at this time.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 1079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated limited partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. Any potential losses associated with this matter cannot be estimated at this time.

PART II - OTHER INFORMATION

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-1050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court, New York County against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. Any potential losses associated with this action cannot be estimated at this time.

PART II - OTHER INFORMATION

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which it owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester. After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and its members unanimously determined that SNE’s refusal to approve the transfer to Group 1 was unreasonable and in violation of New Hampshire law, and that SNE’s positions in the case lacked merit. A written ruling is expected to be issued by the NHMVIB in the near future memorializing these determinations. However, it remains uncertain as to when the sale of the dealership assets to Group 1 will be completed, as SNE has a right to request that the NHMVIB reconsider its determination, as well as a right to appeal the NHMVIB’s ruling to the New Hampshire Superior Court. In the interim, pending resolution of any attempts by SNE to overturn the NHMVIB’s ruling or, pending the expiration of the appeal period, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operations will be reversed, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Statements of Net Assets in Liquidation.

Actions asserted by GPB

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court, Nassau County against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any potential losses associated with this matter cannot be estimated at this time.

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

PART II - OTHER INFORMATION

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

10.14

Twelfth Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, by and between GPB Prime Holdings, LLC, Automile Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated January 2022. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on February 4,2022)

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

PART II - OTHER INFORMATION

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

Date: August 11, 2022