Form 10-Q
period 2022-09-30
GPB Automotive Portfolio, LP
filed 2022-11-14
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$532,476	$550,048
Restricted cash	41,400	41,400
Contracts in transit	901	546
Receivables	3,384	8,639
Property	—	1,230
Assets held for sale	2,786	34,213
Other assets	520	9,134
Total Assets	$581,467	$645,210
Liabilities
Floorplan payable	$1,401	$3,373
Accounts payable	2,274	6,458
Accrued expenses and other liabilities	4,826	16,336
Liabilities held for sale	1,472	2,392
Notes payable - related party	16,635	16,635
Operating lease liability	958	1,073
Liability for estimated costs in excess of estimated receipts during liquidation	31,292	51,061
Distributions payable for tax withholding	—	6,865
Due to related parties	3,211	5,256
Total liabilities	62,069	109,449
Commitments and contingencies (see Footnote 7)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	498,570	479,333
Net assets attributable to the non-controlling interests in liquidation	20,828	56,428
Total net assets in liquidation	$519,398	$535,761

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022

Net assets in liquidation, beginning of period	$510,930	$535,761
Changes in assets and liabilities in liquidation:
(Decrease) Increase in receivables	(346)	51
Increase in assets held for sale	—	1,091
Decrease in accrued expenses and other liabilities	—	10,865
Increase in liability for estimated costs in excess of receipts during liquidation	7,219	6,889
Net changes in liquidation value	6,873	18,896
Proceeds received in excess of assets recorded	2,218	5,748
Payments made in excess of liabilities recorded	(623)	(2,482)
Distributions to non-controlling interests	—	(38,525)
Changes in net assets in liquidation	8,468	(16,363)

Net assets in liquidation, September 30, 2022	$519,398	$519,398

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Revenues:
New vehicle retail sales	$244,159	$823,145
Used vehicle retail sales	165,812	482,784
Used vehicle wholesale sales	26,859	77,765
Service, body, and parts sales	61,635	177,416
Finance and insurance sales	21,339	67,832
Total revenues	519,804	1,628,942
Costs of sales:
New vehicle retail cost	213,851	742,435
Used vehicle retail cost	151,456	443,958
Used vehicle wholesale cost	23,946	68,853
Service, body, and parts cost	26,194	75,778
Total cost of sales	415,447	1,331,024
Gross profit	104,357	297,918
Operating expenses:
Selling, general and administrative expenses	78,935	223,755
Loss (gain) on sale of dealerships, property and equipment, net	281	(2,180)
Managerial assistance fee, related party	3,235	9,702
Rent expense	2,543	6,350
Asset impairment	—	867
Depreciation and amortization	2,584	7,854
Total operating expenses	87,578	246,348
Operating income	16,779	51,570
Other income (expense):
Floorplan interest	(614)	(2,772)
Interest expense	(1,927)	(5,849)
Interest expense to related parties	(744)	(2,208)
Other income, primarily gain on forgiveness of debt	148	19,246
Total other income (expense), net	(3,137)	8,417
Net income	13,642	59,987
Net income attributable to non-controlling interests	6,745	25,662
Net income attributable to the Partnership	$6,897	$34,325

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Partners’ Capital

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

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(Dollars in thousands)

(Unaudited)

Nine Months Ended
September 30,
2021
Cash flows from operating activities:
Net income	$59,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,369
Amortization of right-of-use assets - finance	1,485
Amortization of right-of-use assets - operating	3,693
Amortization of capitalized guarantee costs in interest expense to related party	62
Amortization of debt issuance costs in interest expense to related party	392
Amortization of debt issuance costs in interest expense	1,418
Asset impairment	867
Gain on disposal of property and equipment, net	(3,877)
Loss on disposal of dealerships, net	1,697
Decrease in interest rate swap liability in interest expense	(526)
Bad debt recovery, net	(709)
Forgiveness of debt	(19,811)
Other adjustments to reconcile net income	237
Changes in operating assets and liabilities:
Contracts in transit	20,624
Receivables	17,261
Due from related parties	73
Inventories	135,485
Prepaid expenses and other current assets	(7,260)
Leased rental/service vehicles	1,708
Other assets	(2,140)
Floorplan payable, trade, net	(6,891)
Accounts payable	(2,606)
Accrued expenses and other current liabilities	11,081
Payments on lease liabilities - operating	(3,443)
Due to related parties	704
Leased vehicle liability	(1,754)
Redeemable non-controlling interests	1,115
Other liabilities	806
Net cash provided by operating activities	216,047
Cash flows from investing activities:
Purchase of property and equipment	(16,821)
Proceeds from disposition of property and equipment	48,138
Proceeds from disposition of dealerships	40,640
Net cash provided by investing activities	71,957
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(155,708)
Payments of long-term debt	(99,007)
Payments of finance lease liabilities	(1,175)
Payments of deferred financing costs	(2,190)
Capital contributions from non-controlling interests	342
Unit issuance costs	(25)
Distributions to partners and non-controlling interests	(2,885)
Distributions to mandatorily redeemable capital	(291)
Net cash used in financing activities	(260,939)
Net increase in cash	27,065
Cash, beginning of period	135,412
Cash, end of period	$162,477

Supplemental cash flow information:
Reconciliation of cash and restricted cash
Cash	$148,155
Restricted cash, current portion	—
Restricted cash, net of current portion	14,322
Total cash and restricted cash	$162,477

Supplemental disclosure of cash flow information:
Cash payments for interest	$10,943

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which we have a controlling interest. Upon consolidation, all intercompany accounts, transactions, and profits are eliminated. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). When determining which enterprise is the primary beneficiary, management considered (i) the entity’s purpose and design, (ii) which variable interest holder had the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsidered whether it was the primary beneficiary of that VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement.

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership on April 12, 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the ownership transfer. See “Footnote 7. Commitments and Contingencies” for more information on the Prime Subaru Manchester transaction.

The aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for a $570.0 million distribution to the Partnership and GPB Holdings II, LP, of which $188.8 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we own only one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, commenced the plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in other investments are contemplated. In accordance US GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline board of directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to; (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024.

Prior to Implementation of the Plan of Liquidation

The Condensed Consolidated Financial Statements for the periods ended just prior to December 31, 2021, have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with US GAAP.

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

2. Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three and nine months ended September 30, 2022.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of Prime Subaru Manchester until ownership transfers, estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts and costs expected to be earned or incurred during liquidation which is anticipated to be complete by December 31, 2024, however, no assurances can be provided that this date will be met. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	September 30, 2022	December 31, 2021
Total estimated receipts during remaining liquidation period	$73,033	$116,250
Estimated costs during remaining liquidation period:
Total estimated costs of operations - Prime Subaru Manchester	$(54,147)	$(95,939)
Selling, general and administrative expense - Prime Subaru Manchester	(8,805)	(15,798)
Selling, general and administrative expenses - corporate	(25,461)	(22,451)
Selling, general and administrative expenses - corporate, related party	(15,610)	(32,785)
Interest expense	(302)	(338)
Total estimated costs during remaining liquidation period	$(104,325)	$(167,311)
Liability for estimated costs in excess of estimated receipts during liquidation	$(31,292)	$(51,061)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2021 and September 30, 2022, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2021	Working Capital (3)	During Liquidation (4)	September 30, 2022
Assets:
Estimated net inflows from operations (1)	$4,175	$(2,364)	$7,968	$9,779
Liabilities:
Corporate expenditures (2)	(55,236)	15,244	(1,079)	$(41,071)
Liability for estimated costs in excess of estimated receipts during liquidation	$(51,061)	$12,880	$6,889	$(31,292)

1.	Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of sales, (ii) selling, general and administrative expense, (iii) interest expense relating to the operation of Prime Subaru Manchester and (iv) interest income accrued from cash equivalents.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the nine months ended September 30, 2022, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets, if applicable.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

During the three months ended September 30, 2022, the Partnership revised its projection for legal indemnification costs see “Footnote 7. Commitments and Contingencies” resulting in an increase of $8.6 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. This increase is offset by a revision to the projection for managerial assistance fees expected to be paid see “Footnote 6. Related Party Transactions” resulting in a reduction of $8.7 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation.

Additionally, during the three months ended September 30, 2022, the Partnership accrued approximately $6.0 million of interest expected to be received on the cash equivalents invested in treasury bonds as of September 30, 2022. This resulted in an increase to the total estimated receipts during liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

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

As a result, net assets in liquidation decreased by $38.6 million during the nine months ended September 30, 2022.

5. Assets Held for Sale

During the three months ended March 31, 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of September 30, 2022, this property remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as we have not yet completed the sale of this property.

As of September 30, 2022, Prime Subaru Manchester, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as ownership has not yet transferred to Group 1. The closing consideration of $33.4 million which was held in escrow by Group 1 was released to the Partnership on April 12, 2022 resulting in a reduction of assets held for sale and an increase in cash and cash equivalents.

The following table reconciles the major classes of assets classified as held for sale as of September 30, 2022 and December 31, 2021, in the accompanying Condensed Consolidated Statements of Net Assets in Liquidation:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Assets held for sale
Inventories	$758	$2,780
Franchise rights	—	7,600
Goodwill	—	22,400
Property and equipment	2,028	1,433
Total assets held for sale	$2,786	$34,213
Liabilities held for sale
Operating lease liabilities	$(1,472)	$(2,392)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

6. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to in-house services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). During the three months ended September 30, 2022, GPB reduced the management assistance fees expected to be paid during the liquidation term resulting in a reduction in the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation of $8.7 million. Managerial Assistance Fees paid during the three and nine months ended September 30, 2022, were $1.5 million and $5.9 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees charged to expense and included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, were $3.2 million and $9.7 million, respectively.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses paid during the three and nine months ended September 30, 2022, were $2.4 million and $6.3 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses included as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, were $2.8 million and $5.5 million, respectively. The partnership expenses paid for by the Partnership to Capital Holdings are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Cost Excess of Estimated Receipts During Liquidation”.

NOTES PAYABLE TO RELATED PARTIES

In 2017, the Partnership entered into two loan agreements with an affiliate of the Partnership, GPB Automotive Income Sub-Fund, Ltd. (“GPB AISF”), an offshore financing facility formed for the benefit of the Partnership, (“AISF Note 5” and “AISF Note 6”) for a total of $11.8 million and incurred debt issuance costs of $2.0 million. In 2019, the Partnership entered into one loan agreement (“AISF Note 7”) with GPB AISF for $3.3 million and incurred debt issuance costs of $0.6 million.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 was $0.4 million and $1.1 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 were $0.0 million and $0.4 million, respectively. The balance of accrued interest associated with these loans was $1.9 million as of September 30, 2022 and December 31, 2021 and was included as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation.

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

OTHER RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2021, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by an affiliate, GPB Holdings II, LP totaling $0.7 million and $1.4 million, respectively. No such transactions occurred during the three and nine months ended September 30, 2022.

For the three and nine months ended September 30, 2021, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP totaling $0.3 million and $0.9 million, respectively. No such transactions occurred during the three and nine months ended September 30, 2022.

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and nine months ended September 30, 2022 and 2021 there have been no profit allocations allocated to the Special LP.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee (“OSP”) to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three and nine months ended September 30, 2022, were $0.3 million and $1.1 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, of $1.0 million and $3.1 million, respectively.

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

Guarantees

The member of the General Partner (David Gentile, “Gentile” or “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of September 30, 2022 and December 31, 2021. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three months ended September 30, 2022, GPB increased the estimated Legal indemnification costs expected to be paid during the liquidation term  resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $8.6 million. For the three and nine months ended September 30, 2021, the Partnership expensed $1.7 million and $3.7 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Legal indemnification expenses paid during the three and nine months ended September 30, 2022, were $1.6 million and $3.6 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, commenced an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claimed to have suffered millions of dollars in damages.

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a Court Order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties’ stipulation.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquidated damages for alleged violations of Executive Law Section 296. Any potential losses associated with this matter cannot be estimated at this time.

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

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motions to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter.  As of November 2022, this case remains active.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19-cv-01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter into Kinnie Ma v. Ascendant Capital, LLC et al. (19-cv-01050).  The claims at issue in this case continue under the Kinnie Ma docket number.

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

After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and a Final Order on Hearing was issued by the NHMVIB on August 12, 2022 in which it was ordered that Prime Subaru Manchester’s Protest was granted because SNE unreasonably withheld consent of the sale of the dealership to Group 1 in violation of New Hampshire law, and SNE’s claims were denied.

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated about the Motion for Rehearing and, on October 11, 2022, issued an Order denying SNE’s Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date November 2023, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

Actions asserted by GPB

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in New York State Supreme Court, Nassau County against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB Plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any potential losses associat ed with this matter cannot be estimated at this time.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. Under the liquidation basis of accounting pursuant to ASC 205-30, we continue to evaluate these legal matters and potential future losses in accordance with FASB ASC 450, Contingencies.

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), as uncertainties exist as to the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024.

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

The following table summarizes the results of our operations for the three and nine months ended September 30, 2021, under the going concern basis of accounting.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,

	2021	2021
Revenues:
New vehicle retail sales	$244,159	$823,145
Used vehicle retail sales	165,812	482,784
Used vehicle wholesale sales	26,859	77,765
Service, body, and parts sales	61,635	177,416
Finance and insurance sales	21,339	67,832
Total revenues	519,804	1,628,942
Gross profit:
New vehicle retail	30,308	80,710
Used vehicle retail	14,356	38,826
Used vehicle wholesale	2,913	8,912
Service, body, and parts	35,441	101,638
Finance and insurance	21,339	67,832
Total gross profit	104,357	297,918

Gross profit margin percentage:
New vehicle retail	12.4%	9.8%
Used vehicle retail	8.7%	8.0%
Used vehicle wholesale	10.8%	11.5%
Service, body, and parts	57.5%	57.3%
Finance and insurance	100.0%	100.0%
Total gross profit margin	20.1%	18.3%

Operating expenses	87,578	246,348
Operating income	16,779	51,570
Total other (expense) income, net	(3,137)	8,417
Net income	$13,642	$59,987

Liquidity and Capital Resources

The Partnership has historically relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We used those funds to invest in capital improvements and additions and satisfy contractual obligations. Since the adoption of our Plan of Liquidation our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. All significant non-cash assets except for the Prime Subaru Manchester dealership have been liquidated. As of September 30, 2022 we had $532.5 million in cash and cash equivalents and $41.4 million in restricted cash. We expect that this cash and cash equivalents, and the expected cash pursuant to the ultimate liquidation of Prime Subaru Manchester will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

On March 8, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an $85.0 million distribution to the Partnership and GPB Holdings II, LP, of which $28.5 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

On April 26, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for a $30.0 million distribution to the Partnership and GPB Holdings II, LP, of which $10.1 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

Contractual Payment Obligation

As of September 30, 2022, there have been no material changes to the contractual payment obligations table included in the Form 10-K filed with the SEC on April 14, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three and nine months ended September 30, 2022, there have been no material changes to the critical accounting estimates included in the Form 10-K filed with the SEC on April 14, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Registration Statement on Form 10-K, which was filed with the Securities and Exchange Commission on April 14, 2022.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at September 30, 2022, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s ICFR.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three months ended September 30, 2022, GPB increased the estimated Legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $8.6 million. For the three and nine months ended September 30, 2021, the Partnership expensed $1.7 million and $3.7 million, respectively, of legal indemnification expenses recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Legal indemnification expenses paid during the three and nine months ended September 30, 2022, were $1.6 million and $3.6 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

PART II - OTHER INFORMATION

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

PART II - OTHER INFORMATION

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

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01-22-0001-5433)

On or about April 13, 2022, claimants, investors in Funds managed by GPB Capital Holdings, LLC, commenced an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non-GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB-managed Fund through Concorde. Claimants asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claimed to have suffered millions of dollars in damages.

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a Court Order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties’ stipulation.

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

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

PART II - OTHER INFORMATION

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues,including the claims at issue in the Stanley S. and Millicent R. Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter.  As of November 2022, this case remains active.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19-cv-01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter into Kinnie Ma v. Ascendant Capital, LLC et al. (19-cv-01050). The claims at issue in this case continue under the Kinnie Ma docket number.

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

After discovery by both sides, the NHMVIB held a final hearing on the Protest action on August 2, 2022. On August 10, 2022, the NHMVIB deliberated and a Final Order on Hearing was issued by the NHMVIB on August 12, 2022 in which it was ordered that Prime Subaru Manchester’s Protest was granted because SNE unreasonably withheld consent of the sale of the dealership to Group 1 in violation of New Hampshire law, and SNE’s claims were denied.

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated about the Motion for Rehearing and, on October 11, 2022, issued an Order denying SNE’s Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or twenty four months from the closing date November 2023, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being and the estimated amount of a loss related to such matters. Under the liquidation basis of accounting pursuant to ASC 205-30, we continue to evaluate these legal matters and potential future losses in accordance with FASB ASC 450, Contingencies.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, filed with the Securities and Exchange Commission on April 14, 2022, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

PART II - OTHER INFORMATION

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

Date: November 14, 2022