Form 10-K
period 2022-12-31
GPB Automotive Portfolio, LP
filed 2023-03-28
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56285

GPB Automotive Portfolio, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2484347 (I.R.S. Employer Identification No.)
c/o Highline Management, Inc. 33 East 33rd Street, Suite 807 New York, NY 10016 (Address of principal executive offices)

Registrant’s telephone number, including area code (877) 489-8484

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A and A-1 Limited Partnership Units

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☑No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐Yes ☑No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐Yes ☑No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

There is no established public market for the registrant’s shares of Limited Partnership Units.

As of December 31, 2022, there were 7,884 Class A Limited Partnership Units and 3,543 Class A-1 Limited Partnership Units outstanding.

Documents Incorporated By Reference: None.

Exhibit Index is located on page 59 of this filing.

.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K” or “Annual Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this Annual Report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Annual Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or any other reason.

Item 1. Business

Overview

GPB Automotive Portfolio, LP (the “Partnership”, “we”, “us”, “our” or the “Registrant”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date.

GPB Capital Holdings, LLC (“General Partner”, “GPB Capital”, “Capital Holdings”, or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fifth Amended and Restated Agreement of Limited Partnership, dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “SEC Action, Monitorship and Related Matters - Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

Until the sale of substantially all of the Partnership’s assets described below under “Liquidation Basis of Accounting - Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners, as defined below.

We reported all of our businesses as a single segment for accounting purposes based on the financial information that was available and evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance of the Partnership.

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

We originally planned to hold our existing dealerships for the long-term. However, in light of the legal matters facing the Partnership, we took advantage of market conditions to exit the business via the Group 1 Sale (as defined below).

Liquidation Basis of Accounting

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approval and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration is subject to customary post-close adjustments as defined in the Purchase Agreement. See “Footnote 5. Dispositions” in our Consolidated Financial Statements included in “Item 15. Financial Statements and Exhibits.” for more information.

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

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Agreement, which is filed as Exhibit 2.1 in “Item 15. Financial Statements and Exhibits.”

The aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement, as defined below. On December 28, 2021, the Partnership and GPB Prime Holdings, LLC (“GPB Prime”), an entity in which the Partnership Holds a 66.5% interest, reached an agreement in principle with M&T Bank Corporation (“M&T Bank”) to allow for a $570.0 million distribution to the Partnership and GPB Holdings II, LP, of which $188.8 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million, representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we own only one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, and on behalf of GPB, caused us to commence the a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in any other investments are contemplated. In accordance with US GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline board of directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the "Limited Partners"), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024. Please see “Item 1A. Risk Factors.”

SEC Action, Monitorship and Related Matters

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil proceeding (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider

and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

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

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits brought by the States. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Order”). The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the

Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included within this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

The following discussion of the authority of various governing bodies related to GPB is qualified by reference to the Amended Monitor Order. See “Item 3. Legal Proceedings” for more information on the appointment of the Monitor.

Highline Management, Inc.

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described above and in “Item 3. Legal Proceedings.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to, the: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, the initial five member Board (now four members, see “Item 10. Directors, Executive Officers and Corporate Governance”) was appointed, three of whom are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

As a key feature of this restructuring, Highline was formed to provide GPB with management and operation support services for the GPB-managed partnerships. Highline currently oversees, on GPB’s behalf, all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations pursuant to a Management Services Agreement (“MSA”). As a result, Highline provides independent oversight and review of most aspects of our operations.

Highline’s bylaws require a majority vote for any act of the Board except with respect to approval or adoption of any MSA, Resource Sharing Agreement or other similar agreement between Highline and GPB (or any amendment thereto), which in all instances must be approved by a majority of the independent directors. GPB has nominated and elected the initial directors to the Board.

Highline has agreed to provide the following services (“Services”) to the Partnership (but not to the dealerships owned by the Partnership, which are managed day-to-day by their own management teams) pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 Private Placement Memorandum (the “PPM”) dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of any such transaction that constitutes a Significant Transaction as described above. Highline’s responsibilities set forth above encompass reporting and monitoring distributions to our Limited Partners.

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

For further discussion of the relationship between GPB and Highline, see “Item 10. Directors, Executive Officers and Corporate Governance” elsewhere in this Annual Report.

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

We operated domestic, import and luxury franchises in areas ranging from mid-sized markets to metropolitan markets within the northeastern United States. We evaluated all brands for expansion opportunities, provided the market was large enough to support adequate new vehicle sales to justify the required capital investment.

The following is a summary of our dealerships and franchises as of the dates indicated.

	Number of Dealerships			Number of Franchises
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2020	2022	2021	2020
Massachusetts	—	—	23	—	—	26
New York	—	—	2	—	—	3
Maine	—	—	6	—	—	11
New Jersey	—	—	2	—	—	5
New Hampshire	1	1	2	1	1	3
Total	1	1	35	1	1	48

The dealerships in the table encompassed the following 24 brands: Buick, Subaru, Chrysler, Dodge, Jeep, Ram, GMC, Chevrolet, Ford, Volkswagen, Mazda, Cadillac, Acura, Audi, Honda, Mercedes, Porsche, Toyota, Volvo, Sprinter, Land Rover, Airstream, BMW and Mini.

As of December 31, 2022, our sole remaining dealership is Prime Subaru Manchester, which we have agreed to sell to Group 1, and whose assets are classified as held for sale on the Consolidated Statements of Net Assets presented in “Item 15. Financial Statements and Exhibits.” Group 1 transferred the $33.4 million purchase price into an escrow account, which was released to the Partnership in April 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the transfer.

Industry Overview

The automotive retail business is highly competitive. With approximately 16,700 franchised automobile dealerships as of June 1, 2022 (according to The National Automobile Dealers Association) and approximately $618.0 billion in total vehicle sales in 2022, the franchised automobile dealer industry is the largest retail business segment in the U.S. We competed primarily with other automotive vehicle and parts and service retailers, both public and private, including non-franchised operations and online businesses.

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

Franchise Agreements with Manufacturers

Each of our dealerships operated under a separate agreement with the manufacturer of the new vehicle brand it sold (each, a “Franchise Agreement”). Typical automobile franchise agreements specify the locations within a designated market area where the dealership may sell vehicles and related products and perform approved services. The designation of such areas and the allocation of new vehicles among dealerships are at the discretion of the manufacturer. Under the terms of our Franchise Agreements, the automobile manufacturers designated specific marketing and sales areas where a dealer of a vehicle brand was able to be located and operate. Franchise Agreements also grant a dealership the right to use and display manufacturer’s trademarks, service marks, and designs in the manner approved by each manufacturer.

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

A Franchise Agreement may have imposed requirements on the dealership with respect to:

●	Facilities and equipment;
●	Inventories of vehicles and parts;
●	Minimum working capital;

●	Training of personnel; and
●	Performance standards for market share and customer satisfaction.

Each manufacturer closely monitors compliance with these requirements and required each dealership to submit monthly financial statements.

The typical Franchise Agreement provided for early termination or non-renewal by the manufacturer upon:

●	A change of management or ownership without manufacturer consent;
●	Insolvency or bankruptcy of the dealer;
●	Death or incapacity of the dealer/manager unless the dealer/manager is replaced within a specified period of time with an individual satisfactory to the manufacturer;
●	Conviction of a dealer/manager or owner of certain crimes;
●	Misrepresentation of certain sales or inventory information by the dealership, dealer/manager or owner to the manufacturer;
●	Failure to operate the dealership adequately in accordance with the Franchise Agreement;
●	Failure to maintain any license, permit or authorization required for the conduct of business;
●	Poor market share; or
●	Low customer satisfaction index (“CSI”) scores.

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

Our dealerships’ Franchise Agreements provided for termination of the agreement by the manufacturer or non-renewal for a variety of causes (including performance deficiencies in such areas as sales volume, sales effectiveness, and customer satisfaction). There were instances where disagreements had arisen between certain manufacturers and our dealerships which resulted in confidential settlement agreements between the parties. All notices of termination issued to our dealerships were settled or resolved and we have no litigation pending with any manufacturers or distributors, aside from the matter relating to Prime Subaru Manchester disclosed in “Item 3. Legal Proceedings.” In general, the states in which we operated had automotive dealership franchise laws that provided that, notwithstanding the terms of any Franchise Agreement, it is unlawful for a manufacturer to terminate or not renew a franchise unless “good cause” exists. It is generally difficult, outside of bankruptcy, for a manufacturer to terminate, or not renew, a franchise under these laws, which were designed to protect dealers. In addition, in our experience and historically in the automotive retail industry, dealership Franchise Agreements are rarely involuntarily terminated or not renewed by the manufacturer outside of bankruptcy or violation of criminal law. From time to time, certain manufacturers asserted sales and customer satisfaction performance deficiencies under the terms of our Franchise Agreements. We generally worked with these manufacturers to address the asserted performance issues.

Seasonality

Within the automotive industry as a whole, sales are typically lower during the first quarter of each calendar year due to consumer purchasing patterns during the holiday season and inclement weather in certain markets. We believed our franchise diversification and cost controls would moderate this seasonality. However, if conditions occurred that weakened automotive sales, such as severe weather in the geographic areas in which our dealerships operated, war, high fuel costs, pandemics, depressed economic conditions including unemployment or weakened consumer confidence, or similar adverse conditions, our revenues for the year could have been adversely affected.

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

Environmental, Health, and Safety Laws and Regulations

Dealerships are subject to a wide range of federal, state, and local environmental laws and regulations. As with automotive dealerships generally, and service, parts, and body shop operations in particular, the automotive dealership business involves the use, storage, handling, and contracting for recycling or disposal of hazardous substances or wastes and other environmentally-sensitive materials. Our operations involved the use, handling, storage, and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires, and fuel.

We incurred certain costs to comply with environmental, health, and safety laws and regulations in the ordinary course of our business. We do not currently expect to incur significant costs for remediation. However, no assurances can be given that material environmental commitments or contingencies already exist but are unknown to us.

Human Capital Resources

As of December 31, 2022, we employed approximately 66 persons on a full-time equivalent basis. Employee relations are considered to be good.

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

Available Information

Our SEC filings are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

We also make available through our web site at http://www.gpb-cap.com in the “Monitor Info & SEC Filings — SEC Filings” section, free of charge, all reports and amendments to those reports filed or furnished pursuant to Section 12(b) or (g) of The Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website does not constitute part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference. Occasionally, we may use our web site as a channel of distribution of material Partnership and GPB information.

The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this Annual Report nor should it be deemed to have been filed with the SEC.

Item 1A. Risk Factors

Our business, financial condition, results of operations, cash flows, and prospects, and the performance of our limited partnership interests, which we refer to as “Units”, may be adversely affected by a number of factors. The risks, uncertainties, and other factors that our Limited Partners and prospective Limited Partnership Unitholders should consider include, but are not limited to, the following:

RISKS RELATED TO CURRENT ECONOMIC AND MARKET CONDITIONS

In general, capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our business, financial condition, results of operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. On March 12, 2023, Signature Bank, the Partnerships primary banking relationship, was closed by the New York State Department of Financial Services, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as Signature Bank’s receiver. Subsequent to March 12, 2023, GPB began the process of reducing the Partnership’s exposure to Signature Bank. As of the date of this filing, the Partnership’s exposure to Signature Bank is considered by management to not be material to the Partnership.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of Signature Bank would have access to all of their money after only one business day following the date of closure and we and other depositors with

Signature Bank received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. On March 19, 2023 Signature Bank’s assets were acquired by Flagstar Bank, N.A. Nonetheless, GPB is exploring other banking relationships with larger banking institutions. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our plan of liquidation could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet certain steps in our plan of liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things, any of which could have material adverse impacts on the amount of total net assets in liquidation.

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

As a public reporting entity, the Partnership is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “Sarbanes-Oxley”). The Exchange Act requires that we file annual, quarterly and current reports with respect to material events affecting our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in both Sarbanes-Oxley and the Dodd-Frank Act that required changes in our corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We may expend substantial resources developing and maintaining procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting entities. In order to ensure the effectiveness of our disclosure controls and procedures and our internal control, significant financial and human resources as well as management oversight would be required. In particular, to achieve compliance with Sarbanes-Oxley internal control mandates within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We have identified weaknesses, or a combination of significant deficiencies, relating to risk assessment, control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses were attributed, in part, to insufficient and ineffective controls within our financial close and reporting process.

We expect to incur significant  annual costs related to our public company status including, among other things, to directors’ and officers’ liability insurance cost, director fees, SEC reporting expenses, additional administrative expenses payable to GPB or affiliated entities to compensate them for hiring additional accounting, legal and administrative personnel, and legal fees and similar expenses.

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

RISKS AS A RESULT OF OUR ASSOCIATION WITH THE GENERAL PARTNER AND HIGHLINE

We rely on Highline, GPB and its affiliates.

The Partnership is dependent upon the efforts, experience, contacts and skills of Highline, GPB and its affiliates, as well as those of the independent managers recruited by GPB to assist in the management of the Partnership. The main governing bodies which ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee, and GPB's Operation Service Provider, Highline. The structure and composition of each of these bodies is described in “Item 10. Directors and Executive Officers and Corporate Governance" in this Annual Report on Form 10-K. Various employees of and advisors to GPB provide services to the Partnership, which are in addition to and separate from GPB's services as General Partner of the Partnership. There can be no assurance that such employees and advisors will continue to provide services to GPB or will continue to function on the Partnership's behalf. The future loss of any member of the GPB Acquisition Committee, or Highline, any of GPB's key employees or any GPB or Highline employees or advisors providing services to the Partnership, could have a material, adverse effect on the Partnership, and the recruitment of qualified replacement personnel could prove difficult. We do not maintain any key man insurance for any such individuals. In addition, there is no key man succession plan currently in place.

The events of February 4, 2021, and thereafter, including the indictment of the owner and former officer of GPB, the filing by the SEC and other government agencies of litigations against GPB, and the appointment of the Monitor, may have an adverse impact on the ability of GPB to operate its business and manage the Partnership effectively. The Monitor was granted the authority to approve or disapprove of material actions proposed by Highline, GPB and its affiliates. The Monitor could recommend to the Court that the Partnership liquidate its assets or file for a reorganization in bankruptcy. In addition, pursuant to the Amended Order of April 14, 2021, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Amended Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to the Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile seeks a Court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval, amongst other things, was in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose the Receivership Application. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and a centralized claims process for GPB Limited Partners, in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control. If appointed, the receiver could assume the right to operate and manage the business and we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking other activities that we would have otherwise pursued, may be required to settle disputes, including with creditors, in ways that we may not otherwise have agreed to outside of Receivership, or otherwise be subject to reorganization or liquidation.

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

Expenses related to GPB and Highline are significant and may deplete net assets available for distribution to our Limited Partners.

GPB is entitled to receive the “Managerial Assistance Fee” described herein regardless of whether we or any of our dealerships operated or were sold at a profit. Similarly, we are obligated to reimburse GPB for the portion of the total compensation of GPB’s officers and employees relating to the time such officers or employees provide “In-House Services” or “Operations Support Services” as defined in the PPM to the Partnership or our dealerships regardless of whether we or any of our dealerships operated or were sold at a profit. In addition to the fees paid to GPB, Highline is paid an operation service provider (“OSP”) fee for services provided to the Partnership.

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

The Partnership’s fee structure and expense reimbursement policies also give rise to conflicts of interest between the Partnership and the Related Parties. Because GPB is entitled to be reimbursed for In-House Services and Operations Support Services, GPB could assign internal personnel to provide more services to the Partnership than are necessary in order to defray its internal compensation expenses or allocate an excessive portion of such expenses to the Partnership.

Limited Partners have very limited rights to vote or to remove the General Partner.

Limited Partners are not entitled to participate in operating the Partnership’s business, and have only limited voting and consent rights on matters affecting our business. The Limited Partners may only remove GPB upon the occurrence of certain events, such as if a court of competent jurisdiction has entered a final, non-appealable judgment finding GPB liable for actual fraud or willful misconduct in its capacity as our General Partner, in which case the vote of unaffiliated holders of at least 20% of the Units is required to remove the General Partner. There is also a limited ability of Limited Partners to call meetings or to acquire information about our operations. As a result of these provisions, Limited Partners have very little ability to influence the Partnership’s operating results and may not remove GPB as our General Partner because Limited Partners believe that it is poorly managing our business.

RISKS RELATED TO THE UNITS

Our Units are illiquid, have no public market and are generally transferable only with the consent of the General Partner. Redemptions of the Units are at the discretion of the General Partner and have been suspended.

Our Units are not listed on any securities exchange or interdealer quotation system and there is no intention to seek such a listing. There is no established market for the Units. Transfers of Units are permitted under the LPA only with the consent of the General Partner. The Units have not been registered under the 1933 Act or applicable state “Blue Sky” securities laws and cannot be sold unless they are subsequently registered or an exemption from such registration is available. The absence of a market for the Units means that there is an extremely limited opportunity for a Limited Partner to sell its Units. Units should be viewed solely as long-term, illiquid investments. Accordingly, Limited Partners should be prepared to hold their investments in us with the expectation that any returns will be realized only from the effective execution of the Plan of Liquidation.

Although the LPA contains provisions for limited redemptions of Units, redemptions are at the General Partner’s sole discretion and are subject to notice requirements and other limitations set forth in the LPA. The General Partner has suspended all redemptions and there can be no assurance as to whether or when voluntary redemptions will resume. Unitholders must bear the economic risk of their investments for an indefinite period of time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we owned one property and leased two properties. These properties are located in New Hampshire, Connecticut and New York. The properties consist primarily of automotive showrooms, display lots, service facilities, supply facilities, automobile storage lots, parking lots and offices.

Item 3. Legal Proceedings

We, our General Partner, and our former dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds, pursuant to indemnification clauses in the LPA,  to officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with their legal defense of such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. In 2022, the Partnership paid $5.0 million of legal indemnification costs which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount. In 2021, the Partnership expensed $4.0 million of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on net assets in liquidation in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial or in many cases complete reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the monitor over GPB until further order of the Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 Complaint in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed Funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included within this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. In his Rule 60(b) Motion, Mr. Gentile is seeking a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

Federal Matters

On February 4, 2021, the SEC filed and action against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven state securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. Plaintiffs bring causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an Order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. Any potential losses associated with this matter cannot be estimated at this time.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs are expected to be charged to the Partnership.

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

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a court order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties stipulation. In a letter dated December 20, 2022, the American Arbitration Association informed the parties to the arbitration that, as of December 20, 2022, the arbitration was closed.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquidated damages for alleged violations of Executive Law Section 296. No costs associated with the resolution of this matter are expected to be charged to the Partnership.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. In November 2020, the plaintiffs voluntarily discontinued the action only as against David Rosenberg. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, AAS, Ascendant, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Automotive Portfolio, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain GPB-managed limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed limited partnerships, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David

Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter. As of the beginning of 2023, this case remains active and discovery is proceeding.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On April 12, 2022, the Chancery Court entered the parties’ Stipulation and Advancement Order governing Plaintiff’s entitlement to advancement of attorneys’ fees and expenses. Any potential losses associated with this action cannot be estimated at this time.

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement ("Subaru Dealer Agreement") with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire ("SNE"), pursuant to which Prime Subaru Manchester owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE's consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the "Turndown"). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the "NHMVIB") (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney's fees to Prime Subaru Manchester.

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

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated and, on October 11, 2022, issued an Order denying SNE’s Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or November 2023, which is twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Partnership offered $750.0 million in Units, and has issued $682.9 million in total of Class A, Class A-1, Class B, and Class B-1 Units, for which, there is currently no public market, nor can we give any assurance that one will develop. Each class was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D under the Securities Act. As of December 31, 2022, the approximate number of holders of Class A Units was 3,571, of Class A-1 Units was 2,444, of Class B Units was 500, and of Class B-1 Units was 335.

The Partnership was required, under federal securities laws, to file a Form 10 Registration Statement and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act after the end of the first fiscal year in which it first had more than 2,000 holders of record of any Class of Units. The Partnership had more than 2,000 holders of record of Class A Units, and more than 2,000 holders of record of Class A-1 Units, for several years prior to the initial filing of the Registration Statement on Form 10 in May 2021. As noted under the heading “Legal Proceedings” in Item 3, and elsewhere in this Form 10-K, the SEC Division of Enforcement has filed a lawsuit against the General Partner of the Partnership. One of the SEC’s allegations against the General Partner was the failure to timely file reports pursuant to Section 12(g) of the Exchange Act.

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

As of December 31, 2022, and through the date of this filing, the Partnership has 7,884.08 Class A Limited Partnership Units, 3,543.39 Class A-1 Limited Partnership Units, 1,504.04 Class B Limited Partnership Units and 589.08 Class B-1 Limited Partnership Units issued and outstanding. All classes have the same rights and the only distinction between classes are the Managerial Assistance fees and Selling and Service fees which are outlined in “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

There were no contributions for the years ended December 31, 2022, 2021 and 2020.

The proceeds received from issuance were used in accordance with the Partnership’s investment objectives and related expenses outlined in the LPA.

There were no redemptions for the years ended December 31, 2022, 2021 and 2020.

DISTRIBUTION POLICY

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has, at times since inception, made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees, resulting in a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. Class B and Class B-1 investors have received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2022 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

●	First, 100% to the Limited Partners, in proportion to their respective Net Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ Net Capital Contribution Amount;
●	Second, 100% to the Limited Partners, in proportion to their respective Unreturned Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ aggregate Capital Contributions;
●	Third, 100% to the Limited Partners, in proportion to their respective Accrued Preferred Returns, until each Limited Partner has received cumulative distributions equal to the sum of such Limited Partners’ aggregate Capital Contributions and Limited Partner Preferred Return;
●	Fourth, 100% to the Special Partner until the cumulative distributions made to the Special Partner equal 20% of the sum of all amounts distributed to each Limited Partner in excess of such Limited Partners’ Net Capital Contribution Amount and to the Special Partner; and
●	Thereafter, amounts available for distribution by the Partnership will be distributed 80% to the Limited Partners and 20% to the Special Partner, with such amounts distributed to the Limited Partners in proportion to their respective aggregate Capital Contributions.

In the first quarter of 2019, the Partnership transitioned to a quarterly dynamic distribution rate, paid in arrears. The General Partner determines distribution amounts, if any, following the end of the calendar quarter, and generally paid out any approved distributions prior to the end of the subsequent quarter. Distribution rates under this policy have historically fluctuated from quarter to quarter based on, among other things, the performance of the Partnership. As a result, Limited Partners should not expect future distribution rates to be consistent at the same rate as the past ones. In accordance with the first step of the Partnership’s distribution waterfall, all of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included, and may in the future continue to include, cash flow from operations and investor contributions. As of February 2021, all distributions, if any, need to be approved by the Monitor until further notice.

As of December 31, 2021, there were state tax withholding distributions accrued on behalf of the Limited Partners of $6.9 million included as distributions payable for tax withholding on the Statements of Net Assets in Liquidation.

During the year ended December 31, 2022, there were state tax withholding distributions made on behalf of the Limited Partners of $1.4 million which is reflected as tax distributions made in excess of liabilities recorded on the Consolidated Statement of Changes in Net Assets in Liquidation.

As of December 31, 2022, there were state tax withholding distributions accrued on behalf of the Limited Partners of $1.4 million included as a component of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

Net profits and net losses are to be allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses are determined on an accrual basis of accounting in accordance with US GAAP.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we use the terms “the Partnership,” “we”, “us”, “our” or “Registrant” as reference to the business of GPB Automotive Portfolio, LP and its consolidated subsidiaries, unless otherwise indicated.

Financial Condition, Results of Operations, and Liquidity

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB, a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fifth Amended and LPA dated April 27, 2018 (as the same may be amended from time to time). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described in “Item 1. Business” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline, pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

On February 11, 2021, the EDNY Court issued an Order, appointing the Monitor who was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. The Monitor, pursuant to the original Order and an April 14, 2021 Amended Order, is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Item 3. Legal Proceedings” for additional information.

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

We originally planned to hold our existing dealerships for the long-term. However, in light of the legal matters facing the Partnership, we took advantage of market conditions to exit the business via the Group 1 Sale.

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approval and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement.

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

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Agreement, which is filed as Exhibit 2.1 in “Item 15. Financial Statements and Exhibits.”

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

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the SOFR subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, and on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership. Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in any other investments were contemplated. In accordance with US GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Board formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its Limited Partners, as uncertainties exist as to the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, the timing and outcome of the pending litigation, and the related timing to complete such transactions and the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024. Please see “Item 1A. Risk Factors.”

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 28, 2021, requires our financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the FASB ASC 205-30 Financial Statement Presentation, Liquidation Basis of Accounting. Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan of Liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan of Liquidation will be blocked by other parties, or (b) the Plan of Liquidation is being imposed by other forces (for example, involuntary bankruptcy).

The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

Under the liquidation basis of accounting, the Consolidated Balance Sheet and Consolidated Statements of Operations, Partners’ Capital and Cash Flows are no longer presented.

The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources throughout the liquidation period. The liquidation basis of accounting may only be applied prospectively from the date liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.

Our consolidated financial statements as of and for the years ended December 31, 2022 and 2021, include Consolidated Statements of Net Assets in Liquidation as of December 31, 2022 and 2021, a Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2022, and all disclosures necessary to present relevant information about our expected resources in liquidation. Because the approval of our Plan of Liquidation occurred on December 28, 2021, and we adopted December 31, 2021, as a more convenient date to commence liquidation accounting, the presentation of changes in net assets in liquidation from December 28, 2021 to December 31, 2021 would not provide meaningful information to users of the financial statements and therefore, no such consolidated financial statement has been presented herein. As required by US GAAP, we have presented Consolidated Statements of Operations, Partners’ Capital, and Cash Flows on a going concern basis up to and including December 31, 2021.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan of Liquidation's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation was approved by Highline will be sold by June 30, 2024, with liquidation complete by December 31, 2024, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the GPB’s external counsel and contemplates such matters as the sale of Prime Subaru Manchester, the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation. Any delays in the timing of the resolution of these matters could significantly delay both the completion date and the amounts available for liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Consolidated Financial Statements.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2021, comparisons of the year ended December 31, 2022 to the prior year ended December 31, 2021 are not meaningful, and therefore we no longer discuss the changes in results of our operations.

Prior to the adoption of our Plan of Liquidation, the Partnership's core strategy was to maximize value to the Limited Partners through dealership operations that were organized into geographic market-based dealership groups.

The results of operations includes the operating results of our dealerships up to the date such dealerships were sold to third parties. The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020, presented on the going concern basis of accounting.

	Years Ended December 31,		2021 vs 2020
			Increase	% Increase
(Dollars in thousands)	2021	2020	(Decrease)	(Decrease)

Revenues:
New vehicle retail	$924,310	$1,228,612	$(304,302)	(24.8)%
Used vehicle retail	552,830	687,444	(134,614)	(19.6)%
Used vehicle wholesale	93,567	98,017	(4,450)	(4.5)%
Service, body, and parts	207,455	268,764	(61,309)	(22.8)%
Finance and insurance	77,365	94,412	(17,047)	(18.1)%
Total Revenues	1,855,527	2,377,249	(521,722)	(21.9)%

Gross profit:
New vehicle retail	$94,578	$79,725	$14,853	18.6%
Used vehicle retail	45,877	48,694	(2,817)	(5.8)%
Used vehicle wholesale	11,024	3,718	7,306	196.5%
Service, body, and parts	120,153	151,929	(31,776)	(20.9)%
Finance and insurance	77,365	94,412	(17,047)	(18.1)%
Total Gross profit	348,997	378,478	(29,481)	(7.8)%

Gross profit margin percentage:
New vehicle retail	10.2%	6.5%	3.7%
Used vehicle retail	8.3%	7.1%	1.2%
Used vehicle wholesale	11.8%	3.8%	8.0%
Service, body, and parts	57.9%	56.5%	1.4%
Finance and insurance	100.0%	100.0%	—%
Total Gross profit margin	18.8%	15.9%	2.9%

Operating expenses	$700	$357,812	$(357,112)	(99.8)%
Operating income	348,297	20,666	327,631	1585.4%
Other income (expense), net	3,611	(28,100)	31,711	112.9%
Net income (loss)	$351,908	$(7,434)	$359,342	(4833.8)%

Dispositions

The comparison of our results of operations for the years ended December 31, 2021 and 2020 is primarily influenced by the disposition of our dealerships pursuant to the sale of substantially all of our operating assets including real estate to Group 1. We did not acquire any dealerships during 2021.

Net proceeds received from dispositions, as well as other certain disposition-related information is presented below:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020

Number of dealerships disposed	—	34	14
Number of franchises disposed	—	18	26
Net proceeds from disposition of dealerships	$34,403	$629,580	$49,479

Proceeds received from the sale of dealerships is net of the repayment of the related floor plan debt.

Prime Subaru Manchester has not received approval for transfer from its Subaru distributor in New Hampshire. However, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership on April 12, 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the ownership transfer.

Additionally, proceeds of nil, $285.2 million and $74.2 million for the sale of property and equipment (including related real estate) was received in 2022, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

The Partnership has historically relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We used those funds to invest in capital improvements and additions and satisfy contractual obligations. Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of December 31, 2022, all significant non-cash assets except for the Prime Subaru Manchester dealership have been liquidated. We had $541.9 million in cash on hand and $22.0 million in restricted cash as of December 31, 2022. We expect that this cash will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts as of December 31, 2022, that obligate the Partnership to contractual payments. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	Payments Due by Period
					More Than 5
		Less than 1 Year	1 - 3 Years	3 - 5 Years	Years (2028 and
	Total	(2023)	(2024 and 2025)	(2026 and 2027)	thereafter)
Floorplan payable	$2,514	$2,514	$—	$—	$—
Notes payable - related parties	17,682	17,682	—	—	—
Total	$20,196	$20,196	$—	$—	$—

Holding Company Status

The Partnership is a holding company that does not conduct any business operations for its own.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition in liquidation.

Our most critical accounting estimates include those related to reserves for potential litigation and our liquidation accounting estimates including: the date on which we expect the liquidation process to be complete, the estimated settlement proceeds of our assets; estimated settlement amounts of our liabilities, and the estimated revenue and operating expenses that are projected through the date in which we no longer operate Prime Subaru Manchester. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable, however, the actual results could differ from the estimates and assumptions made in the preparation of the accompanying Consolidated Financial Statements.

Reserves for potential litigation

We, our General Partner, and our subsidiaries are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss and, the resolutions of which, could impact our estimated liquidation completion date. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being a resolution and the estimated amount of a loss related to such matters.

Liquidation Basis of Accounting

As of December 31, 2021, the Partnership transitioned from a going concern basis of accounting to a liquidation basis of accounting in accordance with US GAAP. Under the Liquidation Basis, the remeasurement of the Partnership's assets and liabilities includes management's estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities. The estimated liquidation values for assets and liabilities derived from future operations and asset sales and the settlement of estimated liabilities are reflected on the Consolidated Statements of Net Assets in Liquidation in “Item 15. Financial Statements and Exhibits.” The actual amounts realized could differ materially from the estimated amounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our primary market risk exposure is increasing SOFR interest rates.

We had $2.5 million of variable rate vehicle floorplan payable at December 31, 2022. Based on this amount, a 100 basis point change in interest rates would result in an immaterial change to our annual floorplan interest payments.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in “Item 15. Exhibits and Financial Statement Schedules” of Part IV of this Form 10-K and are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses set forth below.

Material Weaknesses

We have concluded that there are material weaknesses in our system of internal control over financial reporting (“ICFR”), which if not remediated could materially and adversely affect our ability to timely and accurately report our results of operations and financial condition.

We have identified weaknesses, or a combination of deficiencies, relating to risk assessment, control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses are attributed, in part to insufficient and ineffective controls within our financial close and reporting process.

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure the financial statements are free of material error. To remediate the material weaknesses, management believes the following remediation plans would have to be developed, implemented, and tested:

●	establishing a hierarchy of review with the appropriate complement of management employees, and
●	implementing intensive review policies and procedures to be performed at an appropriate level of precision.

While management believes the measures described above and others that may be implemented should remediate the material weaknesses that we have identified, management does not expect to fully remediate these material weaknesses in the near term. Our management is currently determining the extent and timing of its remediation efforts including rationalizing the level of investment necessary to mitigate the level of risk brought on by our material weaknesses, in light of the progress being made in our Plan of Liquidation.. We may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete such actions due to the timing of carrying out the Plan of Liquidation.

Changes in Internal Control over Financial Reporting

Other than the ongoing effort to implement elements of our remediation plan, there were no changes in our internal control over financial reporting during the last three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OVERVIEW

As previously discussed in “Item 1. Business” the Partnership is managed by GPB, through its affiliation with Highline. The main governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Executive Officers as well as the Board, as described in this “Item 10. Directors, Executive Officers and Corporate Governance.” The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined below.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court appointed the Monitor over GPB. Pursuant to the EDNY Court’s original order, GBP shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. The Order also grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to resume distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receivership petition for any of them, among other actions.

The Monitor was required to submit a report to the court within 60 days of his appointment recommending either continuation of the Monitorship, conversion to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order. The following discussion about the authority of various governing bodies of GPB the Acquisition Committee, Highline, and their respective officers and directors, is qualified by reference to the Amended Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

GPB Summary

GPB is a Delaware limited liability company, registered as an investment adviser with the SEC. Under the Partnership’s LPA, GPB conducts and manages our business. However, pursuant to a MSA with Highline, Highline oversees all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. The main governing body internal to GPB is the Acquisition Committee. While GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, Highline is responsible for reporting and monitoring distributions to our Limited Partners. Pursuant to the April 14, 2021 Amended Order issued by the EDNY Court, Highline's operational and financial decisions regarding the affairs of the Partnership are subject to the Monitor's authority.

Acquisition Committee

The Acquisition Committee is currently composed of three members appointed by GPB; however, GPB may increase or decrease the size of the Acquisition Committee, and nominate and remove Acquisition Committee members at its sole discretion. Currently, the members of the Acquisition Committee are Robert Chmiel, Michael Emanuel, and Nico Gutierrez. Pursuant to letter agreements with us, Acquisition Committee members agree to serve on such committee for automatically renewing one year terms, and provided that either party may terminate the relationship at any time, that they will use their best judgment when making recommendations on acquisitions and divestiture decisions for us and will regularly attend committee meetings.

According to the Acquisition Committee governing charter, the authority and responsibilities of the Acquisition Committee include:

●	Understanding our mission and organizational goals and how they underscore and support the objectives of the portfolio companies.
●	Reviewing and advising on proposed acquisitions based on the consistency, viability and fit of those proposed acquisitions with our acquisition and operational criteria.
●	Voting on acquisitions and divestitures, which require the approval of at least 75% of the Acquisition Committee members in order to proceed with a particular investment decision.

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

GPB Executive Leadership

GPB’s senior executives are experienced financial, management, legal and accounting professionals with several decades of combined private investment and acquisitions experience. None of the GPB executive leadership have familial relationships with each other or any person listed in this “Item 10. Directors, Executive Officers and Corporate Governance” or “Item 11. Executive Compensation”. The current executive leadership of GPB is as follows:

Robert Chmiel, Chief Executive Officer and Chief Financial Officer

Robert Chmiel, 62, Chief Executive Officer (since July 2021), Interim Chief Executive Officer (from February 2021 to June 2021) and Chief Financial Officer of GPB (since November 2019), leads all aspects of the firm, including investment management, accounting and finance, legal and compliance, and communications and investor relations. Mr. Chmiel has extensive experience in due diligence and SEC filings for publicly traded companies. His experience also includes six years of various finance roles with The Walt Disney Company, most notably as a senior member of the executive team which launched Disney Online. Most recently, he was the CFO of Orion Resource Partners, a $4 billion New York-based commodity-themed investment manager. Prior to Orion, Mr. Chmiel was the CFO and Head of Marketing for Pia Capital Management, a Greenwich, CT- based global macro hedge fund. Before Pia, Mr. Chmiel was the Managing Principal of RC Financial Group LLC, a financial consulting firm which specialized in due diligence services, capital raising, marketing and CFO services to hedge funds, private equity funds as well as to small and micro-cap public companies. Mr. Chmiel holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Arts in Economics from the College of the Holy Cross.

Michael Emanuel, GPB General Counsel and Chief Compliance Officer

Michael Emanuel, 56, is the General Counsel and Chief Compliance Officer of GPB (since August 2020) and is responsible for all legal, compliance and regulatory functions. Mr. Emanuel joined GPB from Stroock Stroock & Lavan, a New York-based law firm where he served as a partner (March 2018 - July 2020). There, he advised clients in matters relating to fund, adviser and family office legal, compliance and regulatory infrastructure. Mr. Emanuel has focused his career practice on investment adviser and investment company regulation, the representation of investment funds and investment advisors in the formation, structuring, capitalization and operations of investment funds and management businesses. Prior to becoming a law firm partner, Mr. Emanuel spent over 20 years as a general counsel, chief compliance officer, chief operating officer and senior vice president at leading registered investment management firms, family offices, global banks and other financial services and law firms, most recently at Eagle Investment Solutions (from June 2010 - March 2018). Mr. Emanuel received his Juris Doctor degree from Fordham University and his Bachelor of Science in Accounting from Washington University.

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

Highline Board of Directors

The Board currently consists of four members (the “Directors”). The Directors are Walter Bishop, Jane Kanter, Joseph LaPorta and Thomas Lemke. The three independent Directors are Walter Bishop, Jane Kanter and Thomas Lemke. David Gentile, the former Chief Executive Officer of GPB, served as Chairman of the Board and Joseph LaPorta served as a senior advisor to GPB’s healthcare strategy until February 2022. In February 2021, both David Gentile and Thomas Hawkins resigned their Board positions. Mr. Gentile’s position as Chairman was assumed by Michael Frost following Mr. Gentile’s resignation, until February 2022, and Thomas Lemke replaced Mr. Hawkins as a Director. In February 2022, Mr. Frost resigned from the Board, and Jane Kanter replaced Mr. Frost as the Board’s Chair. The biographies of current Board members are contained in this “Item 10. Directors, Executive Officers and Corporate Governance.”

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

Highline provides significant management and operational services to GPB through the MSA with respect to limited partnerships (“LPs”) managed by GPB, including the Partnership, which are operating holding companies engaged in the business of acquiring and managing operating businesses and certain loans and debt positions held by the LPs and their affiliates. Pursuant to the MSA, Highline provides strategic management, day-to-day operational oversight, administration, acquisition and disposition oversight, and accounting and financial reporting services to GPB with respect to the LPs and affiliates. Highline has agreed to provide the following services to the Partnership (but not to the businesses owned by the Partnership which are managed day-to-day by their own management teams) pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 PPM dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;

●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee, or OSP, to Highline at an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB. In 2022, 2021, and 2020, OSP fees paid to Highline amounted to $1.1 million, $3.6 million and $1.5 million, respectively.

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

Jane Kanter, Board Chair, Independent Director, and Chair of the Governance Committee

Jane Kanter, 73, currently serves as Director of 2nd Vote Value Investments, Inc. and Chief Operating Officer of 2nd Vote Advisers, LLC, which is the sponsor and investment manager of three SEC registered exchange traded funds and adviser to numerous separately managed accounts. From January 1, 2018 through December 31, 2019, Ms. Kanter served as Chief Counsel of Manifold Partners, LLC, which is as an investment adviser to private investment funds and separately managed accounts. From June 2014 through September 2016, Ms. Kanter served as General Counsel and Chief Operating Officer of ARK Investment Management LLC, a prominent investment adviser that focuses on disruptive innovation and offers investment advice to retail and institutional investors. From May 1997 through June 2014, Ms. Kanter was a Senior Partner at Dechert LLP, a leading global law firm that delivers practical commercial advice on complex matters and transactions. Starting in 1980, Ms. Kanter has worked in the financial services industry in various capacities: in private legal practice as a senior partner with various law firms, with T. Rowe Price Associates as Vice President and Legal Counsel, and at the SEC’s Division of Investment Management as the Head of the Investment Company Disclosure Study. Ms. Kanter has published numerous articles on topics concerning investment advisers and asset management firms. Ms. Kanter has also acted as a consultant to foreign governments and foreign and domestic regulatory bodies on matters relating to the regulation of securities, securities markets and specialized asset management issuers. The Board has concluded that Ms. Kanter’s qualifications to serve on the

Board include, among other things, her vast experience in counseling financial services firms, both as a senior executive and as a senior partner with one of the nation’s leading law firms.

Walter Bishop, Independent Director and Chair of the Audit Committee

Walter (“Wally”) Bishop, 61, served as Managing Director within Deutsche Bank’s (“DB”) USA Regional Management Team, responsible for several key roles within DB’s U.S. operations including, Chief Operating Officer for DB’s U.S. Bank ($40Bn), Chairman of the Board for DB Trust Company Delaware, member of the Board of Directors and Branch Manager for DB Cayman Islands Branch ($100Bn) and Head of Governance for Capital Management and Stress Testing, from January 2015 until his retirement in June 2019. Prior to DB, Bishop worked as a manager at KPMG Peat Marwick in the financial services audit practice, managing audits for several key financial services clients, including Manufacturers Hanover and Donaldson, Lufkin & Jenrette Securities Corp. Mr. Bishop also served as Chief Financial Officer and Deputy General Manager for Nordbanken’s U.S. operations and Chief Administrative Officer for Barclays Bank U.S. Mr. Bishop most recently served as a Senior Advisor to Thunder Bridge Capital Acquisition II ($300M IPO). Mr. Bishop is a Certified Public Accountant (CPA), Chartered Financial Analyst (CFA) and Project Management Professional (PMP). The Board has concluded that Mr. Bishop’s qualifications to serve on the Board include, among other things, his management and financial experience as a senior executive of a large banking firm and his qualifications as a “financial expert” under the rules of the federal securities laws.

Joseph LaPorta, Director

Joseph J. LaPorta, 56, has been President, Chief Executive Officer, and Board Director for Healthcare Linen Services Group, a healthcare services company, since October 2018. From June 2015 to November 2018, he was President and Chief Executive Officer of Persante Health Care, a multi-location provider of sleep and balance diagnostic management services. From November 2012 to October 2015, he served as President and CEO of Flexeon Rehabilitation, a multi-unit operator of rehabilitation and outsourced managed services. He served as President and CEO/COO of Criticare Systems & Unetixs Vascular. Prior to that, he held leadership roles with McKesson Corporation and GE Healthcare. Mr. LaPorta serves as an adjunct professor in the College of Management & Business at National Louis University. The Board has concluded that Mr. LaPorta’s qualifications to serve on the Board include, among other things, his extensive experience as a senior executive with a variety of successful companies.

Thomas Lemke, Independent Director and Chair of the Compensation Committee

Thomas Lemke, 68, is a retired financial services industry executive with over 35 years of experience, including experience in various senior management positions with financial services firms, in addition to multiple years of service with the SEC and with a major law firm. He has a background in internal controls, including legal, compliance, internal audit, risk management, and fund administration, and has served as general counsel for several financial services firms. He has familiarity with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters through his prior experience (including as Executive Vice President, General Counsel, and Head of the Governance Group of Legg Mason, Inc.). He has gained experience as an independent director of several registered investment companies. Finally, Mr. Lemke is co-author of a number of legal treatises on the regulation of mutual funds, investment advisers, and broker-dealers. The Board has concluded that Mr. Lemke’s qualifications to serve on the Board include, among other things, his extensive experience with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters.

Highline Audit Committee

The Highline Audit Committee (the “Audit Committee”) consists of at least three independent members of the Board. The members are appointed by the Board and serve on the Audit Committee as long as they continue to serve as independent members of the Board. Per the Audit Committee charter, each member must be financially literate in accordance with New York Stock Exchange requirements and at least one member of the Audit Committee shall be an “audit committee financial expert” as such term is defined in the rules and regulations promulgated by the SEC. Mr. Bishop is the Board’s audit committee financial expert.

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

Highline Compensation Committee

The Highline Compensation Committee (the “Compensation Committee”) is responsible primarily for (i) overseeing and making recommendations as to the compensation of Highline’s executive officers and Directors, (ii) overseeing Highline’s overall compensation structure, policies, and programs, and (iii) reviewing and approving disclosures regarding the compensation of Highline’s executive officers and Directors for this Form 10-K filing and other filings made by or on behalf of the Partnership, in accordance with the applicable rules and regulations of the SEC and any other applicable rules and regulations.

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

The Compensation Committee reviews and advises the Board in the following areas when determining Director and Executive Officer compensation:

Incentive-Compensation and Equity-Based Plans:

●	Reviews and approves the recommendations of Highline’s management regarding any grants and awards under the Highline’s incentive-based compensation plans and equity-based plans, if any, in each case consistent with the terms of such plans; and
●	Reviews and makes such recommendations to the management of Highline, as the Compensation Committee deems advisable, with regard to policies and procedures for granting incentive-based compensation and equity-based awards, if any, by Highline.

Matters Related to Highline’s CEO:

●	Reviews and approves the corporate goals and objectives, which may be relevant to the compensation of Highline’s Chief Executive Officer (the “CEO”);
●	Evaluates the CEO’s performance in light of the goals and objectives that were set for the CEO and determines and approves the CEO’s compensation level based on such evaluation. In connection with determining the long-term incentive component of the CEO’s compensation, the Compensation Committee may consider a number of factors, including Highline’s performance and the performance of the Limited Partners and Partnership, the value of similar incentive awards to CEOs at comparable entities, and the long term compensation given to Highline’s CEO in past years; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to the CEO.

Matters Related to Compensation of the Officers Other Than the CEO:

●	Reviews and approves the compensation of all executive officers of Highline other than the CEO, as recommended by management; and
●	Reviews and approves, at least annually, the aggregate amount of base salary and annual incentive compensation that may be paid to Highline’s officers.

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

Highline Management, Inc. Executive Officers

Robert Chmiel, Chief Executive Officer

See “GPB Executive Leadership” section above for Mr. Chmiel’s complete biography. Mr. Chmiel was CFO of Highline from July 2020 through January 2022.

Michael Emanuel, General Counsel

See “GPB Executive Leadership” section above for Mr. Emanuel’s complete biography.

Evan Cutler, Chief Financial Officer

Mr. Cutler, 38, Chief Financial Officer (since January 2022), previously served as Senior Controller of Highline, and formerly GPB, since April 2019. Mr. Cutler leads all financial aspects of Highline, including finance and accounting, financial reporting, and taxes, and assists in all other areas of Highline’s business. Mr. Cutler was previously Controller of Capstone Investment Advisors from 2015 to 2018, where he led the fund accounting group and was responsible for P&L, review and monitoring of operations functions, month end close processes, regulatory filings, financial statements, taxes, investor due diligence meetings and new fund launches from an accounting and operational perspective. Mr. Cutler also was a member and presenter to the valuation committee of Capstone Investment Advisors. Mr. Cutler has 14 years total experience in the investment management industry, is a Certified Public Accountant licensed in the state of New Jersey, and has a B.S. from Montclair State University.

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

Item 11. Executive Compensation

Overview

The Partnership does not have “Executive Compensation.” As previously discussed in “Item 1. Business” above, the Partnership is managed by GPB through its affiliation with Highline. The governing bodies that ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee and Highline, including Highline’s Directors and Executive Officers, and the Highline Audit Committee (previously described in “Item 10. Directors, Executive Officers and Corporate Governance”). The Acquisition Committee and Highline each perform distinct functions on behalf of the Partnership as outlined in “Item 10. Directors, Executive Officers and Corporate Governance.”

We have set forth below the compensation of all persons who served as a principal executive officer or principal financial officer of GPB and Highline, and the other applicable executive officers of GPB and Highline, during the year ended December 31, 2022. For certain officers, a portion of the compensation was paid by GPB and the remainder was paid by Highline and the applicable tables reflect the respective amounts paid by each of them.

Also, we have set forth below the compensation paid to the members of the Board during the year ended December 31, 2022. As the members of the GPB Acquisition Committee are not separately compensated for their service on the Acquisition Committee, compensation information for the Acquisition Committee is not set forth below.

GPB Executive Compensation

The cash compensation with respect to 2022 that was payable by GPB to each of GPB’s executive officers who were serving as of December 31, 2022 in respect of their services to GPB is set forth in the GPB 2022 Summary Compensation Table below.  The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from GPB in 2022, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Employment Agreements with Robert Chmiel and Michael Emanuel

On November 1, 2021, GPB and Highline entered into employment agreements with each of Robert Chmiel and Michael Emanuel, pursuant to which Mr. Chmiel serves as Chief Executive Officer and Chief Financial Officer of each of GPB and Highline and Mr. Emanuel serves as General Counsel and Chief Compliance Officer of GPB and General Counsel of Highline.

Each agreement provides that the executive will receive annualized base salary compensation of $1,000,000, of which $750,000 is payable in equal semi-monthly installments throughout the year and the remaining $250,000 is payable in a lump sum each year, occurring on April 30, 2021 and on February 15 of each year thereafter. Each $250,000 is subject to repayment if, within one year following the date of payment, the executive is terminated for Cause (as defined in the agreements) or voluntarily terminates without Good Reason (as defined in the agreements and summarized below).

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

Each agreement provides that if the executive’s employment is terminated without Cause or the executive terminates for Good Reason, or the executive terminates due to death or Disability (as defined in the agreement), the executive will receive (i) a severance payment equal to $1,000,000 less the amount of any $300,000 payment referenced in the previous paragraph (including any pro-rated payment) that was previously paid to the executive, and (ii) payment of COBRA costs for up to 18 months following the date of termination. These severance payment amounts were funded into an escrow account in accordance with the terms of the agreements.

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

GPB 2022 Summary Compensation Table

The following table provides the compensation paid by GPB to the executive officers of GPB who were serving as of December 31, 2022.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1)($)	Compensation(2) ($)	Total ($)
Robert Chmiel	2022	650,000	—	68,493	718,493
Chief Executive Officer and Chief	2021	556,250	—	—	556,250
Financial Officer of GPB	2020	16,500	—	—	16,500
Michael Emanuel	2022	325,000	—	43,836	368,836
General Counsel and Chief	2021	878,125	—	—	878,125
Compliance Officer of GPB(3)	2020	216,664	400,000	—	616,664

1.	The amounts in this column represent bonuses paid to the executive officer with respect to the applicable year listed in the table.
2.	The amounts in this column represent payments unused personal time off”(PTO”) with respect to the applicable year listed in the table.
3.	Mr. Emanuel has served as General Counsel and Chief Compliance Officer of GPB since August 2020, Mr. Chmiel has served as the Chief Financial Officer of GPB since November 2019.

Grants of Plan-Based Awards

During the year ended December 31, 2022, GPB did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, the executive officers of GPB did not have any outstanding equity awards of GPB.

Option Exercises and Stock Vested

During the year ended December 31, 2022, the executive officers of GPB did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2022, GPB did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2022, GPB did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that would be payable to Messrs. Chmiel and Emanuel upon a termination of employment by GPB without Cause, by the executive for Good Reason or as a result of the executive’s death or Disability, in each case as of December 31, 2022.

			Severance(1)
Name	Cash ($)	Bonus ($)	($)	Other ($)	Total ($)
Robert Chmiel	—	—	700,000	—	700,000
Michael Emanuel	—	—	700,000	—	700,000

1.	All severance payments are contingent on a fully effective separation agreement. The amounts do not include the value of any COBRA payments.

Highline Executive Compensation

The cash compensation with respect to 2022 that was payable by Highline to each of Highline’s executive officers who were serving as of December 31, 2022 in respect of their services to Highline is set forth in the Highline 2022 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from Highline in 2022, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Highline 2022 Summary Compensation Table

The following table provides the compensation paid to the principal executive officer, principal financial officer and two most highly compensated executive officers of Highline who were serving as of December 31, 2022, along with the former Chief Executive Officer and a former Managing Director, who each ceased providing services in 2022.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(2) ($)	Compensation ($)	Total ($)
Robert Chmiel, Chief Executive Officer	2022	650,000		—	650,000
	2021	400,000	—	48,000(4)	448,000
	2020	200,000	400,000	8,000(4)	608,000
Michael Emanuel, General Counsel	2022	975,000		—	975,000
	2021	91,666	—	—	91,666
Evan Cutler, Chief Financial Officer	2022	287,500	175,000	5,800(7)	468,300
Nico Gutierrez, Managing Director	2022	300,000	345,000	5,800(7)	650,800
	2021	256,250	300,000	—	556,250
	2020	112,500	225,000	—	337,500
Michael Frost, Former Chief Executive Officer	2022	300,000	400,000	328,846(5)	1,028,846
	2021	600,000	400,000	90,000(3)	1,090,000
	2020	200,000	166,667	9,000(3)	375,667
Daniel Rainey, Former Managing Director	2022	150,000	225,000	169,915(6)	544,615
	2021	300,000	240,000	—	540,000
	2020	100,000	120,000	—	220,000

1.	All executives listed had a hire date of July 1, 2020 except for Mr. Frost (August 1, 2020) and Mr. Rainey (September 1, 2020).
2.

The amounts in this column represent annual bonuses paid to the executive officer with respect to the applicable year listed in the table and, for Messrs. Cutler and Gutierrez, a portion of the reported bonus amount for 2022 was paid under the key employee retention program.

3.	The amount in this column represents cash payments for the use of a corporate apartment.

4.	The amount in this column represents compensation at fair-value for use of a corporate apartment.
5.	The amount in this column represents cash severance and PTO pay-out paid to Mr. Frost in connection with his termination on June 30, 2022.
6.	The amount in this column represents cash severance and unused personal time off paid to Mr. Rainey in connection with his termination on June 30, 2022.
7.	The amount in this column represents retirement plan matching contributions paid by Highline.
8.	Mr. Cutler has served as Chief Financial Officer since January 2022.

Grants of Plan-Based Awards

During the year ended December 31, 2022, Highline did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, the executive officers of Highline did not have any outstanding equity awards of Highline.

Option Exercises and Stock Vested

During the year ended December 31, 2022, the executive officers of Highline did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2022, Highline did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2022, Highline did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments Upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that is payable to Mr. Frost and has been paid to Mr. Rainey as a result of the termination of their employment by Highline without Cause on June 30, 2022. The severance payable to Messrs. Chmiel and Emanuel upon a qualifying termination of employment has been included in the section entitled “GPB Executive Compensation—Potential Payments upon Termination or Change of Control” and has not been reproduced here. No other Highline executive officers who were serving as of December 31, 2022 were entitled to any severance payments or benefits upon a termination of employment.

Name	Cash ($)	Bonus ($)	Severance(1) ($)	Other ($)	Total ($)
Michael Frost	—	—	600,000(1)	—	600,000
Daniel Rainey	—	—	150,000(2)	—	150,000

1.	The amount represented is equivalent to twelve months of Mr. Frost’s base salary and would be paid out over a twelve month period. However, the actual amount paid could be less if other employment is obtained prior to the twelve months being reached. The portion of the payments made for 2022 are reflected in the Highline 2022 Summary Compensation Table above.
2.	The amount represents six months of Mr. Rainey’s base salary paid out over a six month period and does not include the value of any COBRA payments.

Highline Directors Compensation

The following table provides the compensation paid to the Highline Directors who served for all or part of 2022 with respect to the year ended December 31, 2022.

	Fees earned or			All other
	paid in cash	Stock	Option	Compensation
Name	($)	Awards ($)	Awards ($)	($)	Total ($)
Walter Bishop	215,000(1)	—	—	—	215,000
Jane Kanter	190,000(2)	—	—	—	190,000
Joseph LaPorta	120,000	—	—	—	120,000
Thomas Lemke	190,000(3)	—	—	—	190,000

1.	Includes committee member fees paid to Mr. Bishop for serving as the Audit Committee Chair and as a member of the Governance and Compensation Committees of $57,500, $18,750 and $18,750 respectively.
2.	Includes committee member fees paid to Ms. Kanter for serving as the Governance Committee Chair and as a member of the Audit and Compensation Committees of $20,000, $31,250 and $18,750 respectively.
3.	Includes committee member fees paid to Mr. Lemke for serving as a member of the Audit, Governance and Compensation Committees of $31,250, $18,750 and $20,000 respectively.

Compensation Risks

Highline and the Board, including the Compensation Committee, consider and discuss the risks inherent in our business, as well as the design of our compensation plans, policies and programs that are intended to further our business objectives. Given the nature of our business, and the material risks we face, we believe that our compensation plans, policies and programs are not reasonably likely to give rise to risk that would have a material adverse effect on our business. We also believe that the mix and design of the elements of our executive compensation do not encourage management to assume excessive risks. Our compensation programs and decisions include qualitative factors which restrain excessive risk taking by management.

Pay Ratio Disclosure

GPB is the General Partner of the Partnership, and also is the General Partner of several other GPB-managed partnerships. The compensation of the Chief Executive Officer of GPB relates to services performed for all of the partnerships for which GPB is the General Partner, and not just the services that GPB performed for the Partnership. The Partnership does not have its own Chief Executive Officer specifically related to the business of the Partnership, and the compensation paid to the Chief Executive Officer of GPB is not determined by the Partnership.  As a result, the Partnership has no basis for disclosing the ratio required under Item 402(u) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The Partnership is a limited partnership, and GPB serves as our General Partner pursuant to the LPA. As of December 31, 2022 and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

As of December 31, 2022 and through the date of this filing, David Gentile, owns directly or indirectly 6.2 of the 13,520.59 outstanding Units of the Partnership through GPB Auto SLP, LLC, an affiliate of the General Partner.

				Percentage				Percentage of
	Class A	Percentage of	Class A-1	of Class	Class B	Percentage of	Class B-1	Class B-1
Beneficial Owner	Units	Class A Units	Units	A-1 Units	Units	Class B Units	Units	Units
Executive Officers and	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Directors	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)
David Gentile**	5.2	*	—	*	1.0	*	—	—%
Rob Chmiel	—	—%	—	—%	—	—%	—	—%
Evan Cutler	—	—%	—	—%	—	—%	—	—%
Michael Emanuel	—	—%	—	—%	—	—%	—	—%
Michael Frost	—	—%	—	—%	—	—%	—	—%
Walter Bishop	—	—%	—	—%	—	—%	—	—%
Jane Kanter	—	—%	—	—%	—	—%	—	—%
Joseph LaPorta	—	—%	—	—%	—	—%	—	—%
Thomas P. Lemke	—	—%	—	—%	—	—%	—	—%
All executive officers and directors as a group (9 persons)	5.2	*	—	*	1.0	*	—	—%

*	Less than 1%
**	Mr. Gentile is the former Chief Executive Officer of GPB, effective as of February 2021 (see “Item 1. Business”)

CHANGE IN CONTROL

We and GPB are not aware of any arrangements with respect to our Units, which may at a subsequent date result in a change of control.

Item 12A. Recent Sales of Unregistered Securities

None

Item 13. Certain Relationships and Related Transactions, and Director Independence

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealership. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance of 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to expense and included in the Consolidated Statements of Operations for the years ended

December 31, 2021 and 2020 were $12.2 million and $12.9 million, respectively. During the year ended December 31, 2022, GPB reduced the Management Assistance Fees expected to be paid during the liquidation term resulting in a reduction in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $10.8 million.During the year ended December 31, 2022, the Partnership paid $8.5 million in managerial assistance fees which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 were $6.0 million and $1.8 million, respectively. The balance associated with Partnership expenses payable was $0.1 and $0.6 million of December 31, 2022 and 2021, respectively, and was included as a component of due to related parties in the Consolidated Statements of Net Assets in Liquidation. Partnership expenses paid for the year ended December 31, 2022 were $6.9 million, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount. For the year ended December 31, 2021, the Partnership reimbursed Highline $1.2 million for professional fees that are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. The partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

NOTES PAYABLE TO RELATED PARTIES

In 2017, the Partnership entered into two loan agreements with an affiliate of the Partnership, GPB Automotive Income Sub-Fund, Ltd. ("GPB AISF"), an offshore financing facility formed for the benefit of the Partnership, (“AISF Note 5 and AISF Note 6”) for a total of $11.8 million and incurred debt issuance costs of $2.0 million. In 2019, the Partnership entered into one loan agreement (“AISF Note 7”) with GPB AISF for $3.3 million and incurred debt issuance costs of $0.6 million.

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 was $1.4 million and $3.3 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 was $0.5 million and $1.8 million, respectively. The balance of accrued interest associated with these loans was $2.7 million and $1.9 million as of December 31, 2022 and 2021, respectively, and was included as a component of due to related parties in the Consolidated Statements of Net Assets in Liquidation.

AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments have been deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7. Upon maturity, payments have not been made for AISF Note 5 and AISF Note 6. Additional interest has been accrued through June 2023 of $0.8 million for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership's estimate of the expected date of repayment, and was included as a component of due to related parties on the Consolidated Statements of Net Assets in Liquidation as of December 31, 2022 and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2022	2021
AISF Note 5	$6,556	12/31/2022	$6,556	$6,556
AISF Note 6	5,203	12/31/2022	5,203	5,203
AISF Note 7	3,272	4/24/2023	3,272	3,026
Total			15,031	14,785
Less: current portion
Add: accrued interest in liquidation			2,650	1,850
Total notes payable - related party			$17,681	$16,635

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operated dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.6 million at December 31, 2020, which is included as a component of due from related parties in the Consolidated Balance Sheet. The receivables as of December 31, 2020, are gross of a $1.2 million allowance for doubtful accounts. In 2021, these balances have been forgiven and a loss was recorded as a component of selling, general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2021.

OTHER RELATED PARTY TRANSACTIONS

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by GPB Holdings, LP, totaling nil and $2.2 million, respectively. No such transactions occurred during 2022.

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by GPB Holdings II, LP, totaling $1.5 million and $1.7 million, respectively. No such transactions occurred during 2022.

During 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP, totaling $1.1 million and $0.5 million, respectively. No such transactions occurred during 2022.

The member of the General Partner (David Gentile, “Member”) is a former partner of an accounting firm that performed accounting services for the Partnership. The Member’s father is also a current partner at the accounting firm. The Partnership recorded professional fees expense reflected as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 of nil and $0.3 million, respectively. The Partnership no longer engages the services of this accounting firm.

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

As compensation for the services to be rendered by Highline, the Partnership pays an OSP to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $3.6 million and $1.5 million, for the year ended December 31, 2021 and 2020, respectively.

OSP fees paid for the year ended December 31, 2022 were $1.1 million which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation. Additionally, projected OSP fees to be paid during liquidation were revised resulting in a further reduction of $1.7 million to  the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets  in Liquidation.

Guarantees

The Member provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Consolidated Statement of Net Assets as of December 31, 2022 and 2021. The guarantee fees are amortized over the life of the loans and were fully amortized in 2021.

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

Pursuant to the repurchase agreement, management has determined that no further adjustments to the liability will be required subsequent to the election of the repurchase, other than the accrual of interest, as noted below. As a result, the non-controlling interest is reflected as redeemable non-controlling interest liability of $24.3 million as of December 31, 2020. For the year ended December 31, 2021, an additional accrual of $5.7 million was recorded in the Consolidated Statements of Operations to account for the 2021 interest and a final settlement reached between Mr. Rosenberg and the Partnership further described in “Item 3. Legal Proceedings.” In November 2021, the Partnership paid $25.0 million to Mr. Rosenberg to satisfy the outstanding redeemable non-controlling interest liability. In addition, as part of a legal settlement, the Partnership paid $5.0 million to Mr. Rosenberg which is included in selling, general, and administrative expenses included in the Consolidated Statements of Operations.

Non-Controlling Interests

The dealerships acquired from the Ron Carter Group each have members holding an aggregate 25% non-controlling interest in those entities.

An affiliated entity to the Partnership, GPB Holdings II, LP, holds a 33.5% non-controlling interest in GPB Prime. In 2021, as a result of the proceeds from dispositions of dealerships, property and equipment, see “Footnote 5. Dispositions” in “Item 15. Financial Statements and Exhibits.” and, the Partnership distributed $188.8 million to GPB Holdings II, LP.

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

On December 27, 2022, the Partnership distributed $0.1 million to the former general manager of two dealerships of the New York Metro reporting unit, who holds 4% non-controlling interest, in the two New York Metro dealerships.

In December 2021, $2.2 million of distributions to non-controlling interests that had yet to be paid were recorded in due to related parties on the Consolidated Statements of Net Assets in Liquidation and subsequently paid in January 2022.

On January 5, 2023, the Partnership and GPB Prime reached an agreement for an additional $24.0 million distribution to the Partnership and GPB Holdings II, LP, of which $8.0 million was distributed to GPB Holdings II, LP.

Director Independence

For discussion of our director independence see “Item 10. Director, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed the firm EisnerAmper LLP Iselin, New Jersey (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the consolidated financial statements of the Partnership for the years ending December 31, 2022 and 2021. As our independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the years ending December 31, 2022 and 2021 and reviewed the related interim quarters.

The table below shows aggregate fees for professional services rendered to the Partnership by EisnerAmper, for years ended December 31:

	December 31,
(Dollars in thousands)	2022	2021
Audit Fees	$463	$1,768
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$463	$1,768

Audit Fees. Audit fees for the years ended December 31, 2022 and 2021, consisted of fees associated with the audit of the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K and Registration Statement on Form 10, respectively, and reviews of the consolidated financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. The Partnership did not incur any audit related fees from EisnerAmper for years ended December 31, 2022 or 2021.

Tax Fees. The Partnership did not incur any tax fees from EisnerAmper for years ended December 31, 2022 or 2021.

All Other Fees. The Partnership did not incur any other fees from EisnerAmper for years ended December 31, 2022 or 2021.

PART IV

Item 15. Financial Statements and Exhibits

The following documents are filed as a part of this Annual Report on Form 10-K:

1. All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedules: None

3. Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, as indicated in the description of each.

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

10.1 +

Management Services Agreement, by and between GPB Automotive Portfolio, LP and Highline Management Inc., dated January 1, 2020 (incorporated herein by reference to Exhibit 10.13 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

10.2*

Variable Rate Demand Note, by and between AMR Auto Holdings – SM, LLC and M&T Bank Corporation, dated December 30, 2022.

Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated January 2022.

21	Subsidiaries of GPB Automotive Portfolio, LP (incorporated by reference to Exhibit 21 to the Partnership’s Annual Report on Form 10-K filed with the SEC on April 14, 2022).
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highline Management, Inc., and Limited Partners of GPB Automotive Portfolio, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of GPB Automotive Portfolio, LP (the “Partnership”) as of December 31, 2022 and 2021, and the related consolidated statement of changes in net assets in liquidation for the year ended December 31, 2022, and the consolidated statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated net assets in liquidation of the Partnership as of December 31, 2022 and 2021, and the consolidated results of changes in its net assets in liquidation for the year ended December 31, 2022, and the results of its operations and cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Notes 1 and 2 to the financial statements, the Board of Directors of Highline Management, Inc. approved the plan of liquidation effective on December 28, 2021, and the Partnership determined that liquidation is imminent. As a result, the Partnership changed its basis of accounting on December 31, 2021, from the going concern basis to a liquidation basis.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidation Basis of Accounting – estimated liquidation completion date and estimated selling, general and administrative costs expected to be incurred during the liquidation process

As discussed in Notes 1 and 2 to the financial statements, the Board of Directors of Highline Management, Inc. commenced a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership on December 28, 2021. As a result, the Partnership changed its basis of accounting, using a convenience date of December 31, 2021, from the going concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States of America.  Under the liquidation basis, the remeasurement of the Partnership’s assets and liabilities through the anticipated date of liquidation include management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale or disposal; (ii) net sales proceeds to be received for assets at the time of sale or disposal; (iii) amounts expected to be incurred for operating expenses during liquidation; and (iv) amounts expected to be received or paid to settle assets and liabilities.  Under the liquidation basis of accounting, the accounting estimates that require management’s most significant, difficult and subjective judgements include the estimated date the liquidation process will be complete, and the estimated amount of selling, general and administrative costs – corporate, including legal costs, expected to be incurred during the liquidation process.  The Partnership estimated the date liquidation will be complete is December 31, 2024, and the Partnership estimated they will incur selling, general and administrative costs - corporate of $24.6 million through that estimated date of liquidation, which is presented as a component of the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2022.

We identified the date the liquidation process will be complete and the estimated amount of selling, general and administrative costs – corporate, expected to be incurred during the liquidation process as critical audit matters due to the significant judgements by management in projecting the time it will take to complete the liquidation process and the judgements included in estimating the amount of selling, general and administrative costs expected to be incurred during the liquidation process.  This estimate included significant assumptions related to legal costs expected to be incurred to defend the Partnership and its affiliates against the various pending legal matters described in Note 17 to the financial statements.  This required a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence related to (i) management’s judgements around key events that may delay the liquidation process, and (ii) the extent of the selling, general and administrative costs – corporate to be incurred by the Partnership, including legal costs charged to the Partnership to defend against the pending legal matters during the liquidation process.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  These procedures included, among others, (i) testing management’s process for and evaluating management’s judgements used in determining the date the liquidation process will be complete and those used in developing the projection of selling, general and administrative costs – corporate , including legal costs, expected to be incurred during the liquidation process, (ii) testing the completeness and accuracy of the data used by management in developing the estimates, (iii) evaluating information received directly from external legal counsel to corroborate the information used by Management in the development of the estimates and (iv) evaluating the adequacy of the Partnership’s disclosures around the estimates.  Evaluating management’s assumptions related to the estimated date the liquidation process will be complete involved evaluating whether the assumptions used by management were reasonable considering (i) the events identified that will impact the timing of Management’s liquidation plan; and (ii) whether the assumptions used to evaluate the events were consistent with information received from third parties.  Evaluating management’s assumptions related to the estimated selling, general and administrative costs – corporate, including legal costs expected to be incurred during liquidation involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past legal costs incurred by the Partnership; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Partnership’s auditor since 2018.

EISNERAMPER LLP

Iselin, New Jersey

March 28, 2023

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

	December 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$541,873	$550,048
Restricted cash	21,975	41,400
Contracts in transit	990	546
Receivables	3,022	8,639
Property	—	1,230
Assets held for sale	4,874	34,213
Other assets	2,316	9,134
Total assets	$575,050	$645,210
Liabilities
Floorplan payable	$2,514	$3,373
Accounts payable	1,597	6,458
Accrued expenses and other liabilities	3,711	16,336
Liabilities held for sale	1,127	2,392
Notes payable - related party	17,682	16,635
Operating lease liability	928	1,073
Liability for estimated costs in excess of estimated receipts during liquidation	22,573	51,061
Distributions payable for tax withholding	—	6,865
Due to related parties	2,471	5,256
Total liabilities	52,603	109,449
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	500,865	479,333
Net assets attributable to the non-controlling interests in liquidation	21,582	56,428
Total net assets in liquidation	$522,447	$535,761

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

Year ended
December 31,
2022
Net assets in liquidation, beginning of year	$535,761
Changes in assets and liabilities in liquidation:
Increase in receivables	1,872
Increase in assets held for sale	1,091
Increase in accounts payable	6
Decrease in accrued expenses and other liabilities	10,865
Increase in notes payable - related party	(1,047)
Decrease in liability for estimated costs in excess of estimated receipts during liquidation	13,885
Net changes in liquidation value	26,672
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	6,248
Payments made in excess of liabilities recorded	(6,237)
Tax distributions made in excess of liabilities recorded	(1,411)
Distributions to non-controlling interests	(38,586)
Changes in net assets in liquidation	(13,314)

Net assets in liquidation, end of year	$522,447

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Revenues:
New vehicle retail sales	$924,310	$1,228,612
Used vehicle retail sales	552,830	687,444
Used vehicle wholesale sales	93,567	98,017
Service, body, and parts sales	207,455	268,764
Finance and insurance sales	77,365	94,412
Total revenues	1,855,527	2,377,249
Costs of sales:
New vehicle retail cost	829,732	1,148,887
Used vehicle retail cost	506,953	638,750
Used vehicle wholesale cost	82,543	94,299
Service, body, and parts cost	87,302	116,835
Total cost of sales	1,506,530	1,998,771
Gross profit	348,997	378,478
Operating expenses:
Selling, general and administrative expenses	284,988	308,396
(Gain) loss on sale of dealerships, property and equipment	(313,441)	13,030
Managerial assistance fee, related party	12,162	12,934
Rent expense	6,109	8,331
Asset impairment	1,758	3,784
Depreciation and amortization	9,124	11,337
Total operating expenses	700	357,812
Operating income	348,297	20,666
Other income (expense):
Floorplan interest	(3,048)	(10,502)
Interest expense	(8,620)	(13,669)
Interest expense to related parties	(2,906)	(5,894)
Interest income	—	255
Interest income from related parties	—	78
Gain on forgiveness of PPP loans	19,811	—
Other (expense) income	(1,626)	1,632
Total other income (expense), net	3,611	(28,100)
Net income (loss)	351,908	(7,434)
Net income attributable to non-controlling interests	118,276	11,873
Net income (loss) attributable to the Partnership	$233,632	$(19,307)

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

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$351,908	$(7,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,292	9,331
Amortization of right-of-use assets - finance	1,832	2,006
Amortization of right-of-use assets - operating	4,618	4,951
Amortization of capitalized guarantee costs in interest expense to related party	62	127
Amortization of debt issuance costs in interest expense to related party	509	1,849
Amortization of debt issuance costs in interest expense	3,493	1,010
Asset impairment	1,758	3,784
(Gain) loss on disposal of property and equipment, net	(26,058)	4,644
(Gain) loss on disposal of dealerships, net	(287,383)	8,386
(Decrease) increase in interest rate swap liability in interest expense	(836)	836
Bad debt (recovery) expense	(946)	2,287
Forgiveness of debt	(19,811)	—
Other adjustments to reconcile net loss	2,108	278
Changes in operating assets and liabilities, net of effects from business combinations:
Contracts in transit	37,918	17,413
Receivables	28,804	8,769
Due from related parties	283	3,335
Inventories	137,799	169,214
Prepaid expenses and other current assets	(1,497)	4,776
Leased rental/service vehicles	12,463	3,170
Other assets	(1,638)	(2,387)
Floorplan payable, trade, net	(11,548)	(35,525)
Accounts payable	(28,788)	(231)
Accrued expenses and other current liabilities	(13,938)	(21,243)
Payments on lease liabilities - operating	(4,313)	(4,570)
Due to related parties	(664)	(297)
Leased vehicle liability	(12,510)	(3,075)
Other liabilities	7,911	796
Net cash provided by operating activities	188,828	172,200
Cash flows from investing activities:
Purchase of property and equipment	(18,449)	(8,364)
Proceeds from disposition of property and equipment	285,189	74,150
Proceeds from disposition of dealerships	629,580	49,479
Repayment (payment) from note receivable from related party	3,700	(3,700)
Net cash provided by investing activities	900,020	111,565

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(162,219)	(140,876)
Proceeds from long-term debt	—	33,148
Payments of long-term debt	(244,690)	(70,939)
Payments of finance lease liabilities	(2,477)	(1,454)
Payments of deferred financing costs	(2,190)	(782)
Payments of notes payable to related parties	—	(33,391)
Capital contributions from non-controlling interests	342	345
Capital contributions from redeemable non-controlling interests	—	3,700
Unit issuance costs	(25)	(420)
Distributions to redeemable non-controlling interests	(31,927)	—
Distributions to non-controlling interests	(189,626)	(5,370)
Net cash used in financing activities	(632,812)	(216,039)
Net increase in cash	456,036	67,726
Cash, beginning of year	135,412	67,686
Cash, end of year	$591,448	$135,412

Supplemental cash flow information:
Reconciliation of cash and restricted cash:
Cash	$550,048	$120,985
Restricted cash, net of current portion	41,400	14,427
Total cash and restricted cash	$591,448	$135,412

Supplemental disclosure of cash flow information:
Cash payments for interest	$14,947	$32,036
Supplemental schedule of non-cash investing and financing activities:
Distributions to non-controlling interests included in due to related parties	$2,183	$—
Distributions to partners’ included in distributions payable for tax withholding	6,867	—
Note receivable on disposition of property	—	2,000
Purchase of property and equipment included in accounts payable	—	1,252

See Notes to Consolidated Financial Statements.

1. Organization, Nature of Business, Liquidation Events, and Significant Legal Matters

Organization

GPB Automotive Portfolio, LP (the “Partnership”, “we”, “us”, “our” or the “Registrant”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date.

GPB Capital Holdings, LLC (“General Partner”, “GPB Capital”, “Capital Holdings”, or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fifth Amended and Restated Agreement of Limited Partnership, dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described below under “SEC Action, Monitorship and Related Matters - Highline Management, Inc.,” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

Until the sale of substantially all of the Partnership’s assets described below under “Liquidation Basis of Accounting - Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners, as defined below.

We reported all of our businesses as a single segment for accounting purposes based on the financial information that was available and evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance of the Partnership.

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

Highline Management, Inc.

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described above and in “Item 3. Legal Proceedings.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to, the: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, the initial five member Board (now four members, see “Item 10. Directors, Executive Officers and Corporate Governance”) was appointed, three of whom are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

As a key feature of this restructuring, Highline was formed to provide GPB with management and operation support services for the GPB-managed partnerships. Highline currently oversees, on GPB’s behalf, all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations pursuant to a Management Services Agreement (“MSA”). As a result, Highline provides independent oversight and review of most aspects of our operations.

Highline’s bylaws require a majority vote for any act of the Board except with respect to approval or adoption of any MSA, Resource Sharing Agreement or other similar agreement between Highline and GPB (or any amendment thereto), which in all instances must be approved by a majority of the independent directors. GPB has nominated and elected the initial directors to the Board.

Highline has agreed to provide the following services (“Services”) to the Partnership (but not to the dealerships owned by the Partnership, which are managed day-to-day by their own management teams) pursuant to the MSA:

●	Manage and oversee the day-to-day affairs and operations of the Partnership including developing corporate strategy and business plans, and managing annual budgets;
●	Manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	Manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	Manage the process for the audits of the financial statements of the Partnership;
●	Manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 Private Placement Memorandum (the “PPM”) dated July 2018;
●	Communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	Provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	Review and approve “Significant Transactions” approved by GPB’s Acquisition Committee. A Significant Transaction shall mean (i) a transaction that meets the definition of a Significant Subsidiary contained in Regulation S-X under federal securities laws; or (ii) based on criteria otherwise determined by the Board;
●	Review and approve any material change in the investment strategy of the Partnership; and
●	Perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of any such transaction that constitutes a Significant Transaction as described above. Highline’s responsibilities set forth above encompass reporting and monitoring distributions to our Limited Partners.

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approval and completed the sale of its 28th dealership and the related real estate to a third-party.The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement.

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership on April 12, 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the ownership transfer. See “Footnote 17. Commitments and Contingencies” for more information on the Prime Subaru Manchester transaction.

The aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime Holdings, LLC ("GPB Prime"), an entity in which the Partnership Holds a 66.5% interest, reached an agreement in principle with M&T Bank Corporation ("M&T Bank")  to allow for a $570.0 million  distribution to the Partnership and GPB Holdings II, LP, of    which $188.8 million was distributed to GPB Holdings II, LP,  an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million, representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we own only one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, and on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in any other investments are contemplated. In accordance with US GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline board of directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the "Limited Partners"), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Nevertheless, it is expected that the liquidation will be complete by December 31, 2024.

Prior to Implementation of the Plan of Liquidation

The Consolidated Financial Statements for the periods ended just prior to December 31, 2021, have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with US GAAP.

Following the Implementation of the Plan of Liquidation

Highline’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 28, 2021, requires the financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the FASB ASC 205-30 Financial Statement Presentation, Liquidation Basis of Accounting. Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan of Liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan of Liquidation will be blocked by other parties, or (b) the Plan of Liquidation is being imposed by other forces (for example, involuntary bankruptcy).

The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, changes in partner' capital and cash flows are no longer presented.

The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources in liquidation. The liquidation basis of accounting may only be applied prospectively from the date liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Board , and forecasts generated by our management. Estimates for the liquidation value of Prime Subaru Manchester were determined through a combination of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying Consolidated Financial Statements because of the Plan of Liquidation's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation was approved by Highline will be sold by June 30, 2024, with liquidation to be complete by December 31, 2024, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the Company’s external counsel and contemplates such matters as the sale of Prime Subaru Manchester, and as discussed further in “Footnote 17. Commitments and Contingencies”, the timing of David Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

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

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil proceeding (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

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

On February 4, 2021, seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits brought by the States. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Order”). The Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included within this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile seeks a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements through December 31, 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed in “Footnote 1. Organization, Nature of Business, Liquidation Events, and Significant Legal Matters”, on December 31, 2021 the Partnership transitioned to a liquidation basis of accounting.

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

Use of Estimates

The preparation of consolidated financial statements under the liquidation basis of accounting, requiring management's most significant, difficult and subjective judgments include: the date on which we expect the liquidation process to be complete, the timing of and estimated sales proceeds of our assets; estimated settlement amounts of our liabilities, and the estimated revenue and operating expenses that are projected through the date in which we no longer operate Prime Subaru Manchester.

Non-Controlling Interests

Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Partnership. Historically under the going concern basis of accounting, when the Partnership acquired a controlling interest in a consolidated entity, the non-controlling interest was initially recorded at fair value and subsequently adjusted for any capital transactions between the third party investors and the consolidated entity that occurred during the period and by net income (loss) attributable to non-controlling interests.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in bank accounts without restriction, and investments in Treasury Bills with original maturities of no longer than three months.The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of December 31, 2022, the standard Federal Deposit Insurance Corporation (FDIC) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of December 31, 2022, substantially all of the Partnership’s $135.4 million of deposited cash held in banks was in excess of the FDIC coverage limit.

As of December 31,2022, $406.5 million was invested in Treasury Bills with original maturities of no longer than three months are which presented in the table above.

During the year ended December 31, 2022, $6.2 million of proceeds from the settlement of assets were received and $5.0 million of payments from the settlement of liabilities were made that were not part of the initial projections resulting in an adjustment to the Consolidated Statement of Changes in Net Assets in Liquidation.

Restricted Cash

At December 31, 2022, the Partnership held $22.0 million of restricted cash which represents the funds held in escrow relating to amounts to compensate Group 1 for any potential post-closing indemnifiable losses pursuant to the terms of the Purchase Agreement.

In December 2022, $19.4 million was released into cash pursuant to the terms of the Purchase Agreement which states 50% of the funds held in escrow are to be released one year from the date of the Group 1 Sale with the remaining 50% to be released at the end of the second year.

At December 31, 2021, the Partnership held $41.4 million of restricted cash which represents the funds held in escrow relating to amounts to compensate Group 1 for any potential post-closing indemnifiable losses pursuant to the terms of the Purchase Agreement, which states 50% of the funds held in escrow are available for release one year from the date of the Group 1 Sale with the remaining 50% to be released at the end of the second year.

Contracts in Transit

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

Under the liquidation basis of accounting, receivables are stated at the amount of their estimated cash proceeds.

Inventories

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

As of December 31, 2022 and 2021, inventory in the amount of $2.7 million and $2.8 million, respectively, held by the Partnership through its investment in Prime Subaru Manchester are included in assets held for sale, See “Footnote 9. Assets Held for Sale.”

Property and Equipment

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

Leases

Under the liquidation basis of accounting, our right-of-use assets are written down to the net realizable values and our lease liabilities are recorded at the respective cash settlement amounts.

Goodwill and Franchise Rights

Under going concern accounting, goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that is not individually identified and separately recognized. The Partnership’s identifiable intangible franchise rights were individual dealership rights under franchise rights agreements with vehicle manufacturers (“Franchise Agreements”) and were identified on an individual dealership basis. The Partnership expected these Franchise Agreements to continue to contribute to our cash flows for an indefinite period and, for agreements that did not have indefinite terms, the Partnership believed that renewal of these agreements would continue to be routinely renewed without substantial cost to us, based on the history with the manufacturers. The Partnership’s Franchise Agreements had been contracted for various durations, ranging from one year to those having no expiration date. Other than Franchise Agreements being terminated due to manufacturers’ business operations, and allowed by bankruptcy law, the Partnership is not aware of manufacturers terminating Franchise Agreements against the wishes of the franchise owners in the ordinary course of business. Historically in the retail automotive franchise industry, dealership franchise agreements are rarely involuntarily terminated or not renewed by the manufacturer. A manufacturer may force a franchise owner to sell a franchise when the owner is in breach of the franchise agreement over an extended period of time. Certain states in which the Partnership historically operated in have automotive dealership franchise laws that typically limit the rights of a manufacturer to terminate or not renew a franchise, and the Partnership is not aware of any legislation or other factors that would materially change the retail automotive franchise system. In addition, as indicated by the Partnership’s acquisition and disposition history and evidenced in industry research, there is an active market for most automotive dealership franchises within the United States. Therefore, the Partnership attributed value to the Franchise Agreements acquired with the dealerships purchased based on the understanding and industry practice that the Franchise Agreements would be renewed indefinitely by the manufacturer. As such, the Partnership believed that its Franchise Agreements would contribute to cash flows for an indefinite period and, therefore, had indefinite lives.

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

We tested our franchise rights value for impairment on October 1 of each year. We evaluated our franchise rights value using a qualitative assessment process. We have determined the appropriate unit of accounting for testing franchise rights value for impairment was each individual dealership. If the qualitative factors determined that it was more likely than not that the fair value of the individual dealership’s franchise rights value exceeds the carrying amount, the franchise rights were not impaired and the second step was not necessary. If the qualitative assessment determined it was more likely than not the fair value was less than the carrying value, then a quantitative valuation of our franchise rights value was performed, using a market approach, and an impairment was recorded.

Goodwill and franchise rights impairment losses were charged to asset impairment in operating expenses in the Consolidated Statements of Operations.

As a result of the Group 1 Sale and the transition to the liquidation basis of accounting as described in Note 1. "Organization, Nature of Business, Liquidation Events, and Significant Litigation", goodwill and franchise rights were reduced to zero.

Assets and Liabilities Held for Sale

Under the liquidation basis of accounting, assets held for sale are reflected at the amount of net cash proceeds expected from the sale, and liabilities held for sale are reflected at the expected cash settlement amounts, and are presented in the line items assets held for sale and liabilities held for sale in the accompanying Consolidated Statements of Net Assets in Liquidation.

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

Revenue Recognition

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

Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from the Prime Subaru Manchester dealership through the point when ownership is expected to transfer under the terms of the Group 1 Sale. The estimated ending period for operating this dealership is November 2023. These estimated revenues are included in the calculation of estimated costs in excess of estimated receipts during liquidation on our Consolidated Statements of Net Assets in Liquidation. As of December 31, 2022 and 2021, estimated proceeds from the sale of our operating businesses and real estate assets are recorded separately from the estimated operating revenues and are included in assets held for sale on our Consolidated Statements of Net Assets in Liquidation.

Disaggregation of Revenue

The majority of the Partnership’s revenue was from contracts with customers. Taxes assessed by governmental authorities that were directly imposed on revenue transactions were excluded from revenue. Revenue in the accompanying Consolidated Statements of Operations was disaggregated by major lines of goods and services and timing of transfer of goods and services. The Partnership has determined that these categories depicted how the nature, amount, timing, and uncertainty of the revenue and cash flows were affected by economic factors. Revenue from new vehicle retail sales, used vehicle retail sales, used vehicle wholesale sales, retail and wholesale counter parts sales and financing and insurance sales, net was recognized at the point in time in which the goods and services were transferred. Revenue from repair and maintenance services are recognized over time, as the related work is performed on the vehicles. The following describes our major product lines, which represented the disaggregation of our revenues to transactions that are similar in nature, account, timing uncertainties and economic factors.

New and Used Vehicle Sales

Revenue from the retail sale of a vehicle was recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectability is probable, and control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale was specified in the contract with the customer and includes all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in was measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates were applied to the vehicle purchase price at the time of the sale and are, therefore, incorporated into the price of the contract at the time of the exchange. We did not allow the return of new or used vehicles, except where mandated by state law.

The Partnership also sold vehicles at auction, which was included in used vehicle wholesale revenue. The transaction price for auction services was based on an established pricing schedule and determined with the customer at the time of sale, and payment was due at that time. The Partnership satisfies its performance obligations related to auction sales at the point in time that control transfers to the customer.

Parts and Service Sales

The Partnership sold parts and automotive services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. The Partnership also sold parts through its wholesale and retail channels.

Each automotive repair and maintenance service was a single performance obligation that includes both the parts and labor associated with the service. Payment for automotive service work was typically due upon completion of the service, which was generally completed within a short period of time from contract inception. The transaction price for automotive repair and maintenance services was based on the parts used, the number of labor hours applied, and standardized hourly labor rates. The Partnership satisfies its performance obligations, transfers control, and recognizes revenue over time for automotive repair and maintenance services because it was creating an asset with no alternative use and it had an enforceable right to payment for performance completed to date. The Partnership used an input method to recognize revenue and measure progress based on labor hours expended and parts utilized calculated using the average gross profit for repairs and maintenance services. The Partnership had determined labor hours expended and parts utilized to be the relevant measure of work performed to complete the automotive repair or maintenance service for the customer.

The transaction price for wholesale and retail counter parts sales was determined at the time of sale based on the quantity and price of each product purchased. Payment was typically due at time of sale, or within a short period of time following the sale. The Partnership had not established provisions for estimated returns as historically returns were rare and are not significant. Delivery methods of wholesale and retail counter parts vary; however, the Partnership generally considered control of wholesale and retail counter parts to transfer when the products were shipped, which typically occurs the same day as or within a few days of the sale.

Finance and Insurance Sales

Revenue from finance and insurance sales was recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we  arranged financing for customers and sold a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We acted as an agent in the sale of these contracts as the pricing was set by the third-party provider, and our commission was preset. A portion of the transaction price related to sales of finance and insurance contracts was considered variable consideration and was estimated and recognized upon the sale of the contract under ASC Topic 606.

Selling, General and Administrative Expenses

Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our Consolidated Statements of Net Assets in Liquidation.

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

Advertising Costs

Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our Consolidated Statements of Net Assets.

Under the going concern basis of accounting, advertising costs were expensed as incurred and were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising expense was $12.1 million and $15.5 million in 2021 and 2020, respectively. The advertising expense has been reduced by $2.6 million and $5.0 million for advertising assistance from the manufacturers earned related to vehicles sold in 2021 and 2020,  respectively.

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

Certain entities included in the Partnership’s consolidated financial statements are subject to certain state income taxes and mandatory withholding by the state. For the years ended December 31, 2021 and 2020 these taxes are recorded as distributions in the Consolidated Statements of Partners’ Capital.

Segment Reporting

The Partnership’s core strategy was to own automotive dealerships and maximize value to the Limited Partners. Our dealership operations were organized into geographic market-based dealership groups. Our Chief Operating Decision Maker (“CODM”) was determined to be the members of our automotive strategy team and are employees of GPB and Highline. We reported all of our business operations as a single segment for accounting purposes based on the financial information that was available and reviewed by the CODM in deciding how to allocate resources and in assessing performance of the Partnership. The CODM did not actively participate in the day-to-day operations of the dealerships.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and its subsidiaries, as described in “Footnote 17. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. Our estimate of future legal costs is a significant estimate recorded as a component of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Footnote 1. Organization, Nature of Business, Liquidation Events, and Significant Legal Matters” for further information.

Our access to our cash and cash equivalents in amounts adequate to finance our plan of liquidation could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet certain steps in our plan of liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things, any of which could have material adverse impacts on our operations and the amount of total net assets in liquidation.

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of Prime Subaru Manchester until ownership transfers, estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts and costs expected to be earned or incurred during liquidation and have evaluated and updated as necessary that accrual at each reporting period. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	December 31, 2022	December 31, 2021
Total estimated receipts during remaining liquidation period	$58,870	$116,250
Estimated costs during remaining liquidation period:
Total estimated costs of operations - Prime Subaru Manchester	$(39,448)	$(95,939)
Selling, general and administrative expenses - Prime Subaru Manchester	(6,447)	(15,798)
Selling, general and administrative expenses - corporate	(24,648)	(22,451)
Selling, general and administrative expenses - corporate, related party	(10,630)	(32,785)
Interest expense	(270)	(338)
Total estimated costs during remaining liquidation period	$(81,443)	$(167,311)
Liability for estimated costs in excess of estimated receipts during liquidation	$(22,573)	$(51,061)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2022, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2021	Working Capital (3)	During Liquidation (4)	December 31, 2022
Assets:
Estimated net inflows from operations (1)	$4,175	$(6,594)	$15,124	$12,705
Liabilities:
Corporate expenditures (2)	(55,236)	21,197	(1,239)	$(35,278)
Liability for estimated costs in excess of estimated receipts during liquidation	$(51,061)	$14,603	$13,885	$(22,573)

1.

Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of sales, (ii) selling, general and administrative expense, (iii) interest expense relating to the operation of Prime Subaru Manchester and (iv) interest income accrued from cash equivalents.

2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the year ended December 31, 2022, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets, if applicable.

For the year ended December 31, 2022, the Partnership revised its projection for legal indemnification costs, see “Footnote 17. Commitments and Contingencies” resulting in an increase of $12.3 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. This increase is offset by a revision to the projection for managerial assistance fees and operation service provider fees (“OSP”) expected to be paid, see “Footnote 16. Related Party Transactions” resulting in a reduction of $12.6 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation.

As of December 31, 2022, the Partnership accrued for a future tax liability of $1.4 million while awaiting the approval for transfer of Prime Subaru Manchester in selling, general and administrative expenses - corporate, within the liability for estimated costs in excess of estimated receipts during liquidation.

For the year ended December 31, 2022, the Partnership revised projected interest expected to be received by approximately $13.2 million related to the cash equivalents invested in Treasury Bills as of December 31, 2022. Additionally, the Partnership revised projected receipts related to the operations of Prime Subaru Manchester by approximately $1.8 million. This resulted in an increase to the total estimated receipts during liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation..

The Partnership has decreased the liability for estimated costs in excess of estimated receipts during liquidation by $13.9 million as presented on the Consolidated Statement of Changes in Net Assets in Liquidation.

4. Net Assets in Liquidation and Distributions from Net Assets in Liquidation

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

On December 27, 2022, the Partnership distributed $0.1 million to the former general manager of two dealerships of the New York Metro reporting unit, who holds 4% non-controlling interest, in the two New York Metro dealerships.

As a result, net assets in liquidation decreased by $38.7 million for the year ended December 31, 2022.

Initial Net Assets In Liquidation

The following is a reconciliation of total Partners’ Capital under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of December 31, 2021 (in thousands):

December 31, 2021
Total Partner’s Capital as of December 31, 2021 (going concern basis)	$593,488
Increase due to estimated net realizable value of Assets Held for Sale (1)	12,410
Net decrease due to write-off of prepaid expenses, other assets(2)	(17,086)
Decrease due to adjustment of operating lease liability (3)	(139)
Decrease due to interest expense on notes payable - related party (4)	(1,851)
Decrease due to liability for estimated costs in excess of estimated receipts during liquidation (5)	(51,061)
Net adjustments to reflect the change to the liquidation basis of accounting	(57,727)
Estimated value of net assets in liquidation as of December 31, 2021	$535,761

1.	Under the liquidation basis of accounting, all assets are recorded at net realizable value. This adjustment reflects the increase in the then carrying value of our Assets Held for Sale to net realizable value.
2.	Under the liquidation basis of accounting, assets are recorded at net realizable value. This adjustment is to adjust prepaid and other assets to net realizable value.
3.	Under the liquidation basis of accounting, we recorded lease liabilities at the amount in which they are expected to be settled in cash. This adjustment was to record our lease liability at the cash settlement amount.
4.	Under the liquidation basis of accounting, we recorded contractual interest expected to be incurred through the liquidation term. This adjustment is to accrue for the interest expected to be incurred relating to our notes payable - related party.
5.	Under the liquidation basis of accounting, we recorded the projected net operating cash flows for Prime Subaru Manchester through the date of expected transfer. Additionally, we recorded our corporate expenses expected to be incurred during liquidation.

5. Dispositions

2021 Dispositions:

In December 2021, GPB Prime sold the Toyota Route 2 dealership and the related real estate to a third-party. The Partnership received net proceeds of $33.4 million and $9.3 million, respectively, and recognized a net loss on disposal of the dealership of $1.0 million and a net gain on disposal of related real estate of $1.1 million, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November 2021, GPB Prime sold 23 dealerships and the related real estate to Group 1. The Partnership received net proceeds of $505.0 million and $215.9 million, respectively, and recognized a net gain on disposal of the dealerships of $267.8 million and a net gain on disposal of related real estate of $18.7 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November 2021, Capstone Automotive Group, LLC (“Capstone”) and GPB Portfolio Automotive, LLC, holding company subsidiaries of the Partnership, sold four dealerships and the related real estate in the New York Metro reporting unit to Group 1. The Partnership received net proceeds of $50.5 million and $10.8 million, respectively, and recognized a net gain on disposal of the dealership of $22.3 million and a net loss on disposal of related real estate of $0.4 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November and December 2021, the total proceeds for the dealerships and related real estate sold as described above was $824.9 million.

In April 2021, GPB Prime sold the Prime Chevrolet Hyannis and Prime Subaru Hyannis dealerships to a third-party. The Partnership received net proceeds of $6.6 million, and recognized a net loss on disposal of the dealership of $0.6 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In March 2021, GPB Prime sold Prime Toyota Boston to a third-party. The Partnership received net proceeds of $10.3 million, and recognized a net loss on disposal of the dealership of $0.4 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In March 2021, GPB Prime sold the Hyannis Toyota and Orleans Toyota dealerships and the related real estate to a third-party. The Partnership received net proceeds of $23.8 million and $16.6 million, respectively, and recognized a net loss on disposal of the dealership of $0.7 million and a net gain on disposal of the related real estate of $1.4 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

2020 Dispositions:

In September 2020, Capstone sold all of the remaining FX Caprara dealerships and the related real estate to a third-party. The Partnership received net proceeds of $1.6 million and $5.6 million, respectively, and recognized a net loss on disposal of the dealership and related real estate of $0.8 million and $0.8 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment in the Consolidated Statements of Operations for the year ended December 31, 2020.

During September and October 2020, Capstone sold all of the remaining Kenny Ross Auto Group (KRAG) dealerships and the related real estate to a third-party. The Partnership received net proceeds of $23.3 million and the related real estate for net proceeds of $36.1 million, respectively, and recognized a net loss on disposal of the dealership and related real estate of $6.0 million and $2.8 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment in the Consolidated Statements of Operations.

In October 2020, Capstone sold all of the Ron Carter dealerships and related real estate to a third-party. The Partnership received net proceeds of $19.3 million and $20.9 million, respectively. The real estate proceeds included a $2.0 million note bearing 7% interest due to Capstone Automotive Group, LLC in October 2022 which is recorded as a component of other assets in the Consolidated Balance Sheet at December 31, 2020. The Partnership recognized a net loss on disposal of the dealership of $2.9 million and a net gain on the disposal of related real estate of $0.8 million, respectively, recorded in (gain) loss on sale of dealerships, property and equipment in the Consolidated Statements of Operations.

In October 2020, Capstone sold the Subaru Vermont dealership to an entity related to the Former CEO of Automile for net proceeds of $5.3 million and the related real estate for net proceeds of $12.5 million, respectively. The Partnership recognized a net gain on disposal of the dealership of $1.3 million and net loss of $1.1 million on the disposal of the related real estate recorded in (gain) loss on sale of dealerships, property and equipment in the Consolidated Statements of Operations.

All of the dispositions were in the ordinary course of business within the mandate for the automotive strategy outlined in the Private Placement Memorandum (the “PPM”), and thus were not considered a strategic shift in the Partnership’s operation.

6. Receivables

Under the liquidation basis of accounting, receivables consisted of the following at:

	December 31,
(Dollars in thousands)	2022	2021
Receivables
Manufacturer receivables	$854	$5,676
Trade receivables	1,010	573
Finance and insurance receivables	1,158	2,390
Total	$3,022	$8,639

During the year ended December 31, 2022, we increased our estimate of the net realizable value of receivables by $1.9 million primarily attributable to Internal Revenue Service refunds as a result of the completion of annual tax filings which is reflected as an increase in receivables on the Consolidated Statement of Changes in Net Assets in Liquidation.

7. Property and Equipment

Under the liquidation basis of accounting, property and equipment is recorded at the amount expected to be collected on the ultimate disposition of the assets. Upon the transition to the liquidation basis of accounting, we no longer record depreciation expense.

At December 31, 2022 and 2021, our property and equipment of $2.1 million and $1.4 million, respectively, was included in assets held for sale, See “Footnote 9. Assets Held for Sale.”

Under the going concern basis of accounting, depreciation expense related to property and equipment for the years ended December 31, 2021, and 2020 was $7.3 million and $9.3 million, respectively.

In December 2021 and 2020, the Partnership recorded an impairment loss of $0.9 million and $0.4 million, respectively related to property owned by the Partnership, which has been classified as a component of asset impairment in the Consolidated Statements of Operations.

In October 2021, Capstone sold the Bob’s Buick GMC related real estate to a third-party. The partnership received net proceeds of $3.3 million and recognized a net loss of $0.1 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used to pay down debt.

In May 2021, GPB Prime, sold a parcel of land relating to the Prime Toyota Boston, to a third-party. The Partnership received net proceeds of $16.1 million, and recognized a net gain on disposal of the real estate of $4.0 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations. The proceeds relating to this disposition were used to pay down debt.

In April 2021, the Partnership sold the remaining KRAG related real estate to a third-party. The Partnership received net proceeds of $11.8 million, and recognized a net loss on disposal of the real estate of $0.5 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations. The proceeds relating to this disposition were used to pay down debt.

In March 2021, the Partnership sold a vacant parcel of real estate for net proceeds of $2.9 million and a net loss of $0.1 million recorded in (gain) loss on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations. The proceeds were used in part to repay all outstanding debt relating to real estate.

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

Based on the qualitative assessments in 2020, the Partnership determined that it should perform a quantitative test to assess the amount of impairment associated with the Partnership’s franchise rights and goodwill. These tests indicated the carrying value of franchise rights at certain dealerships was greater than fair value and the Partnership recorded an impairment charge as a component of asset impairment on the Consolidated Statements of Operations of $0.8 million. The Partnership determined these assets were impaired resulting from the acquired dealerships falling short of pre-acquisition financial projections for the year ending December 31, 2020. Based on the qualitative assessments in 2021 and the information available in connection with the Group 1 Sale at the time of the assessment, the Partnership determined that the carrying value of the franchise rights and the carrying value of the reporting units for purposes of the impairment assessment more likely than not exceeded the respected fair values and no impairment charges were recorded.

Under the liquidation basis of accounting, all of our goodwill and intangible assets were classified as held for sale and were recorded on the Consolidated Statements of Net Assets in Liquidation at the amount of their estimated cash proceeds or other consideration from liquidation, see “Footnote 9. Assets Held for Sale.”

9. Assets and Liabilities Held for Sale

During the three months ended March 31, 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of December 31, 2022, this property, valued at $1.2 million, remained in assets held for sale on the Consolidated Statements of Net Assets in Liquidation as we have not yet completed the sale of this property.

As of December 31, 2022, the assets and liabilities of Prime Subaru Manchester, which included net inventory and equipment of $2.7 million and $0.9 million, respectively, remained in assets and liabilities held for sale on the Consolidated Statements of Net Assets in Liquidation as ownership has not yet transferred to Group 1. The closing consideration of $33.4 million which was held in escrow by Group 1 in connection with their anticipated purchase of Prime Subaru Manchester was released to the Partnership on April 12, 2022 resulting in a reduction of assets held for sale and an increase in cash and cash equivalents.

The following table reconciles the major classes of assets and liabilities classified as held for sale as of December 31, 2022 and December 31, 2021, in the accompanying Consolidated Statements of Net Assets in Liquidation:

	December 31,
(Dollars in thousands)	2022	2021
Assets held for sale
Inventories	$2,749	2,780
Franchise rights	—	7,600
Goodwill	—	22,400
Property and equipment	2,125	1,433
Total assets held for sale	$4,874	34,213
Liabilities held for sale
Operating lease liabilities	(1,127)	(2,392)

For the years ended December 31, 2021 and 2020 there was $0.9 million and $1.6 million, respectively, of impairment has been recorded as a component of asset impairment on the Consolidated Statements of Operations.

Under the liquidation basis of accounting, all of our assets and liabilities held for sale are recorded on the Consolidated Statements of Net Assets in Liquidation at the amount of their estimated cash proceeds or other consideration from liquidation.

During the year ended December 31, 2022, we increased our estimate of the net realizable value of assets held for sale by $1.1 million due to the change in inventory and property and equipment levels used to operate the Prime Subaru Manchester dealership which is reflected as an increase in assets held for sale on the Consolidated Statement of Changes in Net Assets in Liquidation.

10. Accrued Expenses and Other Liabilities

During the year ended December 31, 2022, we decreased our estimate of accrued expenses and other current liabilities by $10.9 million due to management's evaluation of the probability of the actual accrued expenses that are expected to be paid during the remainder of the liquidation period which is reflected as a decrease in accrued expenses and other liabilities on the Consolidated Statement of Changes in Net Assets in Liquidation.

The decrease in accrued expenses and other liabilities was primarily attributed to the decrease of the health and worker's compensation insurance payable reserve of $4.5 million based on current assessments subsequent to the Group 1 Sale, and a decrease to the Finance and Insurance payable reserve of $3.4 million as a result of a settlement with the provider. This, coupled with decreases in the projected professional fee and employee expenses of $2.1 million accounted for substantially all of the decrease in accrued expenses and other liabilities which is reflected on the Consolidated Statement of Changes in Net Assets in Liquidation.

11. Borrowings

Floorplan Financing Agreements

Historically, the Partnership’s subsidiaries were party to financing agreements with M&T Bank (as part of an eight member syndicate), J.P. Morgan Chase (“Chase”), Ford Motor Credit Company (“FMCC”), Ally Bank and Ally Financial (“Ally”), GM Financial (“GMF”), and Truist Financial (formerly Branch Banking and Trust Partnership) for the purpose of financing the purchase of new, used and loaner vehicles for certain brands, in addition to providing operational liquidity in the form of mortgages and term debt which is explained in the “Long Term Debt” section below. As a result of the Group 1 Sale, M&T Bank provides floorplan financing for the remaining operating dealership, Prime Subaru Manchester and all other third party debt has been re-paid in 2021. In January 2022, the Partnership and GPB Prime entered into an Amendment, that, among other things, (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the SOFR subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one remaining new vehicle dealership and no longer require the same amounts of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

On December 28, 2021, the Partnership and GPB Prime reached an agreement in principal with M&T Bank to allow for a distribution to the Partnership and GPB Holdings II, LP, a sum of $570.0 million, of which, $188.8 was distributed to GPB Holdings II, LP, an affiliate of the Partnership. In January 2022, the Partnership entered into the Amendment to the M&T Credit Agreement which, among other things, reaffirmed the agreement in principle to allow for this distribution.

The maximum financing available under the Amendment was $7.0 million for new vehicles, including loaner vehicles, and $1.8 million for used vehicles, as of December 31, 2022 and 2021. Financing available for new vehicles, including loaner vehicles, and used vehicles combined was $6.3 million and $5.4 million as of December 31, 2022 and 2021, respectively. Amounts outstanding under these agreements may at times exceed the stated limits on a temporary basis. Interest rates are based on the SOFR or the LIBOR plus an applicable margin. The interest rate was 6.25% and 1.85% as of December 31, 2022 and 2021, respectively.

The outstanding payable under these floorplan financing agreements of $2.5 million and $3.4 million is reflected as floorplan payable on the Consolidated Statements of Net Assets in Liquidation as of December 31, 2022 and 2021, respectively. Total floorplan interest expense from borrowings related to financial institutions was $3.0 million and $10.5 million for the years ended December 31, 2021 and 2020, respectively and is included in interest expense in the Consolidated Statements of Operations. Floor plan interest paid during the year ended December 31, 2022 was $0.2 million and was recorded as a reduction of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

On December 30, 2022, Prime Subaru Manchester and M&T Bank entered into a Demand Note for the purpose of financing the purchase of new, used and loaner vehicles for certain brands. The maximum financing available under this Demand Note is $8.75 million. The interest rate is 1.87 percentage points above the 1-Month Term SOFR, adjusted daily. This Demand Note replaces the previously mentioned M&T Credit Agreement and amendments and no longer includes restrictions that were previously imposed with respect to GPB Prime’s ability to distribute assets to the Partnership.

Long Term Debt

Total interest expense from borrowings related to financial institutions was $8.6 million and $13.7 million for the years ended December 31, 2021 and 2020, respectively and is included in interest expense in the Consolidated Statements of Operations.

Proceeds received from the dispositions discussed in “Footnote 5. Dispositions” were used in part to pay down the related long term debt amounts outstanding. As of December 31, 2021 all term loans were re-paid in full.

Paycheck Protection Program Loans

In 2020, the Partnership’s subsidiaries entered into Paycheck Protection Program loans (“PPP Loans”), for a total initial amount of $20.0 million across 30 loans. Interest accrued at 1% per annum. Per H.R. 7010, the Paycheck Protection Program Flexibility Act of 2020, all payment of principal, interest, and fees was deferred until the date on which the amount of loan forgiveness, as determined by the SBA, was remitted to the lender. Twenty-nine loans have been approved for forgiveness in whole or in part. For the years ended December 31, 2021 and 2020, $19.8 million and nil, respectively, was forgiven and is included in gain on forgiveness of PPP Loans on the Consolidated Statements of Operations.

12. Employee Benefit Plans

The Partnership’s dealerships sponsor defined contribution plans for all eligible employees, which are defined as generally full-time employees at least 18 years of age. The Partnership may make a discretionary matching contribution to be determined by management. Contributions to the plans made by the Partnership were $1.8 million and $1.9 million for the years ended December 31, 2021 and 2020 respectively, which are included in selling, general and administrative expenses on the Consolidated Statements of Operations. Contributions paid into the plan during the year ended December 31, 2022 were immaterial to the Consolidated Financial Statements.

13. Leases

Operating and Finance Leases

Prior to the sale of substantially of our dealerships and real estate, the Partnership leased certain properties under agreements which expired through 2038. Leases with an initial term of 12 months or less were not recorded on the Consolidated Balance Sheets. Lease expense was recognized for these leases on a straight-line basis over the lease term. Most leases included one or more options to renew, with renewal terms that could extend the lease term from one to five more years. Lease renewal options were exercised at the sole discretion of the Partnership. Certain of these lease agreements contained purchase options for the Partnership to acquire the related properties at an established price within a stated period of time.

The lessor of certain agreements, entered into in December 2018 and February 2019, is an entity owned by the Former CEO of Automile. The leases required annual rent payments ranging from approximately $1.7 million to $2.2 million through February 2034. Rent expense under these lease agreements in 2021 and 2020 totaled approximately $1.4 million and $1.7 million, respectively and are recorded as a component of rent expense in the Consolidated Statements of Operations.

The Partnership was party to both operating and finance lease contracts where property was leased from others (“lessee” contracts) and where others leased property from the Partnership (“lessor” contracts), for real estate (dealership locations and vehicle storage lots).

As a result of the sale of all substantially all of our dealerships and real estate in 2021 whereby the existing leases were transferred to the respective buyers, the only two leases the Partnership continues to be party to are for the real estate that Prime Subaru Manchester operates on, which is included as liabilities held for sale and an unoccupied former dealership, which is included as operating lease liabilities on the Consolidated Statements of Net Assets in Liquidation. At December 31,2021, the right-of-use asset associated with the Prime Subaru Manchester lease was fully impaired in liquidation as we do not anticipate we will receive proceeds in the disposition of this lease with a charge to Partners’ Capital of $2.2 million as presented as a component of the increase due to estimated net realizable value of Assets Held for Sale in “Footnote 4. Net Assets in Liquidation.” The right-of-use asset associated with the leased space for the former dealership was fully impaired in 2021, due to the fact we are no longer occupying the space with a charge to impairment expense of $0.8 million reflected as a component of asset impairment expense on the Consolidated Statement of Operations.

In 2021 and 2020, the Partnership recorded an impairment loss of $0.9 million and nil, respectively, which has been classified as a component of asset impairment in the Consolidated Statements of Operations.

Components of operating and finance lease expense includes (1) amortization of right-of-use-assets - finance included as a component of depreciation and amortization on the Consolidated Statements of Operations; (2) interest on lease liabilities is included as a component of interest expense on the Consolidated Statements of Operations; and (3) amortization of right-of-use assets - operating and short term lease cost are included as a component of rent expense on the Consolidated Statements of Operations. These components for the years ended December 31, 2021 and 2020 consist of the following:

(Dollars in thousands)	2021	2020
Finance lease costs
Amortization of right-of-use assets - finance	$1,832	$2,006
Interest on lease liabilities	1,542	1,769
Amortization of right-of-use assets - operating	4,618	4,951
Short term lease cost	1,595	3,380
Total lease cost	$9,587	$12,106

Contractual maturities of our lease as of December 31, 2022 consisted of the following:

(Dollars in thousands)	Operating
2023	$274
2024	274
2025	274
2026	106
Total lease payments	928

The table above excludes the Prime Subaru Manchester lease obligation which is included in liabilities held for sale.

14. Redeemable Non-Controlling Interests and Non-Controlling Interests

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

Pursuant to the repurchase agreement, management has determined that no further adjustments to the liability will be required subsequent to the election of the repurchase, other than the accrual of interest, as noted below. For the year ended December 31, 2021, an accrual of $5.7 million was recorded in the Consolidated Statements of Operations to account for the 2021 interest and a final settlement reached between Mr. Rosenberg and the Partnership further described in “Footnote 17. Commitment and Contingencies.” In November 2021, the Partnership paid $25.0 million to Mr. Rosenberg to satisfy the outstanding redeemable non-controlling interest liability. In addition, as part of a legal settlement, the Partnership paid $5.0 million to Mr. Rosenberg which is included in selling, general, and administrative expenses included in the Consolidated Statements of Operations for the year ended December 31, 2021

Non-Controlling Interests

The dealerships acquired from the Ron Carter Group each have members holding an aggregate 25% non-controlling interest in those entities.

An affiliated entity to the Partnership, GPB Holdings II, LP, holds a 33.5% non-controlling interest in GPB Prime. In 2021, as a result of the proceeds from dispositions of dealerships, property and equipment, see “Footnote 5. Dispositions”, the Partnership distributed $188.8 million to GPB Holdings II, LP.

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

On December 27, 2022, the Partnership distributed $0.1 million to the former general manager of two dealerships of the New York Metro reporting unit, who holds 4% non-controlling interest, in the two New York Metro dealerships.

In December 2021, $2.2 million of distributions to non-controlling interests that had yet to be paid were recorded in due to related parties on the Consolidated Statements of Net Assets in Liquidation and subsequently paid in January 2022.

On January 5, 2023, the Partnership and GPB Prime reached an agreement for an additional $24.0 million distribution to the Partnership and GPB Holdings II, LP, of which $8.0 million was distributed to GPB Holdings II, LP.

15. Partners’ Capital

Capital Contributions

The Partnership was authorized to issue up to $750.0 million of Class A and Class B Limited Partnership Units.

As of December 31, 2022, there were 7,884.08 Class A Limited Partnership Units, 3,543.39 Class A-1 Limited Partnership Units, 1,504.04 Class B Limited Partnership Units and 589.08 Class B-1 Units issued and outstanding.

As of December 31, 2021, there were 7,879.94 Class A Limited Partnership Units, 3,547.51 Class A-1 Limited Partnership Units, 1,504.04 Class B Limited Partnership Units and 589.08 Class B-1 Units outstanding. Each class of limited partnership interests is restricted and cannot be transferred without the consent of the General Partner. The unit issuance fees for Class B and Class B-1 Limited Partners are different than the fees paid by Class A and Class A-1 Limited Partners. These fees are direct and incremental costs of raising capital from issued Units and are reflected as unit offering costs in the Consolidated Statements of Partners’ Capital. GPB Auto SLP, LLC (“SLP” or the “Special LP”), an affiliate of the General Partner, is entitled to receive a performance allocation from the Partnership as discussed below.

Distributions

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has, at times since inception, made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees, resulting in a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. Class B and Class B-1 investors have received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2022 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

●	First, 100% to the Limited Partners, in proportion to their respective Net Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ Net Capital Contribution Amount;
●	Second, 100% to the Limited Partners, in proportion to their respective Unreturned Capital Contributions, until each Limited Partner has received cumulative distributions equal to such Limited Partners’ aggregate Capital Contributions;

●	Third, 100% to the Limited Partners, in proportion to their respective Accrued Preferred Returns, until each Limited Partner has received cumulative distributions equal to the sum of such Limited Partners’ aggregate Capital Contributions and Limited Partner Preferred Return;
●	Fourth, 100% to the Special Partner until the cumulative distributions made to the Special Partner equal 20% of the sum of all amounts distributed to each Limited Partner in excess of such Limited Partners’ Net Capital Contribution Amount and to the Special Partner; and
●	Thereafter, amounts available for distribution by the Partnership will be distributed 80% to the Limited Partners and 20% to the Special Partner, with such amounts distributed to the Limited Partners in proportion to their respective aggregate Capital Contributions.

In the first quarter of 2019, the Partnership transitioned to a quarterly dynamic distribution rate, paid in arrears. The General Partner determines distribution amounts, if any, following the end of the calendar quarter, and generally paid out any approved distributions prior to the end of the subsequent quarter. Distribution rates under this policy have historically fluctuated from quarter to quarter based on, among other things, the performance of the Partnership. As a result, Limited Partners should not expect future distribution rates to be consistent at the same rate as the past ones. In accordance with the first step of the Partnership’s distribution waterfall, all of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included, and may in the future continue to include, cash flow from operations and investor contributions. As of February 2021, all distributions, if any, need to be approved by the Monitor until further notice.

As of December 31, 2021, there were state tax withholding distributions accrued on behalf of the Limited Partners of $6.9 million included as distributions payable for tax withholding on the Statements of Net Assets in Liquidation.

During the year ended December 31, 2022, there were state tax withholding distributions made on behalf of the Limited Partners of $1.4 million which is reflected as tax distributions made in excess of liabilities recorded on the Consolidated Statement of Changes in Net Assets in Liquidation.

As of December 31, 2022, there were state tax withholding distributions accrued on behalf of the Limited Partners of $1.4 million included as a component of liability for estimated costs in excess of estimated receipts during liquidation. on the Consolidated Statement of Net Assets in Liquidation.

Net profits and net losses are to be allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses are determined on an accrual basis of accounting in accordance with US GAAP.

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

16. Related Party Transactions

FEES AND EXPENSES

The Partnership has entered into numerous related party transactions. The Partnership has incurred the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealership. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House services and operations support services provided to the Partnership or its operating companies. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly in advance of 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). Managerial Assistance Fees charged to expense and included in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 were $12.2 million and $12.9 million, respectively. During the year ended December 31, 2022, GPB reduced the Management Assistance Fees expected to be paid during the liquidation term resulting in a reduction in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $10.8 million. During the year ended December 31, 2022, the Partnership paid $8.5 million in managerial assistance fees which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its dealerships. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or the dealerships. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of the dealerships. In addition, GPB pays expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 were $6.0 million and $1.8 million, respectively. The balance associated with Partnership expenses payable was $0.1 and $0.6 million of December 31, 2022 and 2021, respectively, and was included as a component of due to related parties in the Consolidated Statements of Net Assets in Liquidation. Partnership expenses paid for the year ended December 31, 2022 were $6.9 million, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount. For the year ended December 31, 2021, the Partnership reimbursed Highline $1.2 million for professional fees that are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. The partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

NOTES PAYABLE TO RELATED PARTIES

In 2017, the Partnership entered into two loan agreements with an affiliate of the Partnership, GPB Automotive Income Sub-Fund, Ltd. ("GPB AISF"), an offshore financing facility formed for the benefit of the Partnership, (“AISF Note 5 and AISF Note 6”) for a total of $11.8 million and incurred debt issuance costs of $2.0 million. In 2019, the Partnership entered into one loan agreement (“AISF Note 7”) with GPB AISF for $3.3 million and incurred debt issuance costs of $0.6 million.

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. Interest expense relating to these loans reflected as a component of interest expense to related parties on the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 was $1.4 million and $3.3 million, respectively. The amortization of the capitalized debt issuance costs reflected as a component of interest expense to related parties in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 was $0.5 million and $1.8 million, respectively. The balance of accrued interest associated with these loans was $2.7 million and $1.8 million as of December 31, 2022 and 2021, respectively, and was included as a component of Notes related parties in the Consolidated Statements of Net Assets in Liquidation.

AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments were deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7. Upon maturity, payments have not been made for AISF Note 5 and AISF Note 6. Additional interest has been accrued through June 2023 of $0.8 million for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership's estimate of the expected date of repayment, and was included as a component of due to related parties on the Consolidated Statements of Net Assets in Liquidation as of December 31, 2022 and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2022	2021
AISF Note 5	$6,556	12/31/2022	$6,556	$6,556
AISF Note 6	5,203	12/31/2022	5,203	5,203
AISF Note 7	3,272	4/24/2023	3,272	3,026
Total			15,031	14,785
Add: accrued interest in liquidation			2,651	1,850
Total notes payable - related party			$17,682	$16,635

DUE FROM AFFILIATED COMPANIES

The Partnership incurred expenses for payroll and employee benefits, professional fees, consulting and outside services, and other services on behalf of affiliated entities. These expenses were initially paid by the Partnership and then charged on a pro-rata basis to each of the other limited partnerships managed by GPB, which operated dealerships. The Partnership had non-interest-bearing receivables from these holding companies for allocated expenses of $1.6 million at December 31, 2020. The receivables as of December 31, 2020, were gross of a $1.2 million allowance for doubtful accounts. In 2021, these balances have been forgiven and a loss was recorded as a component of selling, general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2021.

OTHER RELATED PARTY TRANSACTIONS

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from dealerships owned by GPB Holdings, LP, totaling nil and $2.2 million, respectively. No such transactions occurred during 2022.

During 2021 and 2020, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by GPB Holdings II, LP, totaling $1.5 million and $1.7 million, respectively. No such transactions occurred during 2022.

During 2021 and 2020, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP, totaling $1.1 million and $0.5 million, respectively. No such transactions occurred during 2022.

The member of the General Partner (David Gentile, “Member”) is a former partner of an accounting firm that performed accounting services for the Partnership. The Member’s father is also a current partner at the accounting firm. The Partnership recorded professional fees expense reflected as a component of selling, general and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 of nil and $0.3 million, respectively. The Partnership no longer engages the services of this accounting firm.

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

As compensation for the services to be rendered by Highline, the Partnership pays an OSP to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $3.6 million and $1.5 million, for the year ended December 31, 2021 and 2020, respectively.

OSP fees paid for the year ended December 31, 2022 were $1.1 million which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation. Additionally, projected OSP fees to be paid during liquidation were revised resulting in a further reduction of $1.7 million to the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation.

Guarantees

The Member provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Consolidated Statement of Net Assets in Liquidation as of December 31, 2022 and 2021. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

17. Commitments and Contingencies

We, our General Partner, and our former dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds, pursuant to indemnification clauses in the LPA, to officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with their legal defense of such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. In 2022, the Partnership paid $5.0 million of legal indemnification costs which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount. In 2021, the Partnership expensed $4.0 million of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

With respect to all significant litigation and regulatory matters facing us and our General Partner, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on net assets in liquidation in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial or in many cases complete reimbursement to the General Partner as required by various agreements or governing law, but the amount is not reasonably estimable at this time.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s business, or results of operations.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the monitor over GPB until further order of the Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 Complaint in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile, was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties. As noted below, the Order was amended on April 14, 2021.

The Monitor is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of GPB’s operations subject to the Monitorship, a liquidation of assets, or filing for reorganization in bankruptcy. The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Consolidated Financial Statements included within this Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered an Amended Order, providing that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. In his Rule 60(b) Motion, Mr. Gentile is seeking a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purportedly appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr.

Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order were filed with the EDNY Court with consent of GPB’s management.

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

The Rule 60(b) Motion and the validity of the appointment of the new managers are presently under consideration by the EDNY Court, along with the Receivership Application. Currently, there can be no assurance as to the outcome of the Rule 60(b) Motion or the Receivership Application.

Federal Matters

On February 4, 2021, the SEC filed an action against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment.

State Matters

On May 27, 2020, the Massachusetts filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, seven state securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership is not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. Plaintiffs bring causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an Order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. Any potential losses associated with this matter cannot be estimated at this time.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs are expected to be charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs are expected to be charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs are expected to be charged to the Partnership.

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

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a court order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so-ordering the parties stipulation. In a letter dated December 20, 2022, the American Arbitration Association informed the parties to the arbitration that, as of December 20, 2022, the arbitration was closed.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleges that defendants engaged in systematic fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs are seeking damages pursuant to New York Labor Law Section 740, which provides for compensation for lost wages, benefits, and other remuneration, and liquidated damages for alleged violations of Executive Law Section 296. No costs associated with the resolution of this matter are expected to be charged to the Partnership.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. In November 2020, the plaintiffs voluntarily discontinued the action only as against David Rosenberg. The Complaint alleges deceptive and misleading business practices of the named Defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same throughout the State of New York. Plaintiffs allege defendants’ collection of fraudulent rebates exceeds $1,000,000. The plaintiffs are seeking class-wide injunctive relief requiring defendant dealerships to disclose financing options, rebates, interest rates, and risk of repossession; monetary and punitive damages for violation of New York General Business Laws, unjust enrichment, negligent misrepresentation, and breach of contract; and also seek costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, GPB Waste Management, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, AAS, Ascendant, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. Any potential losses associated with this matter cannot be estimated at this time.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Automotive Portfolio, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain GPB-managed limited partnerships, including the Partnership, for which GPB is the General Partner, AAS, and Ascendant, as well as certain principals of the GPB-managed limited partnerships, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification. Any potential losses associated with this matter cannot be estimated at this time.

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a Consolidated Complaint on July 1, 2022; defendants filed answers thereafter. As of the beginning of 2023, this case remains active and discovery is proceeding.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleges civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory and other unspecified damages, declaratory relief, rescission, and costs and fees. Any potential losses associated with this matter cannot be estimated at this time.

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On April 12, 2022, the Chancery Court entered the parties’ Stipulation and Advancement Order governing Plaintiff’s entitlement to advancement of attorneys’ fees and expenses.Any potential losses associated with this action cannot be estimated at this time.

Dealership Related Litigation

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester has a franchise agreement ("Subaru Dealer Agreement") with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire ("SNE"), pursuant to which Prime Subaru Manchester owns and operates a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to the purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE's consent to the transfer to Group 1. SNE refused to approve the transfer to Group 1 (the "Turndown"). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the "NHMVIB") (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a finding and ruling from the NHMVIB, among others, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney's fees to Prime Subaru Manchester.

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

On or about September 1, 2022, SNE filed with the NHMVIB a Motion for Rehearing, asking the NHMVIB to reconsider its Final Order in favor of Prime Subaru Manchester. On September 12, 2022, Prime Subaru Manchester filed a Reply to SNE’s Motion for Rehearing with the NHMVIB. On October 4, 2022, the NHMVIB deliberated and, on October 11, 2022, issued an Order denying SNE’s

Motion for Rehearing. On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in compliance with New Hampshire law. Prime Subaru Manchester intends to contest the appeal vigorously.

In the interim, pending the resolution of the appeal filed by SNE, the Partnership will continue to operate the dealership until the earlier of an ownership transfer or November 2023, twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

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
Evan Cutler
Chief Financial Officer, Highline
Management, Inc.
(Principal Financial and Accounting Officer)

Date: March 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GPB Capital Holdings, LLC as General Partner of the Partnership

By:	/s/ Rob Chmiel
Robert Chmiel
Manager