Form 10-Q
period 2023-03-31
GPB Automotive Portfolio, LP
filed 2023-05-12
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-56285

GPB Automotive Portfolio, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2484347 (I.R.S. Employer Identification No.)

c/o Highline Management, Inc. 33 East 33rd Street, Suite 807 New York, NY (Address of principal executive offices)	10016 (Zip Code)

(877) 489-8484

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$529,238	$541,873
Restricted cash	28,175	21,975
Contracts in transit	585	990
Receivables	2,823	3,022
Assets held for sale	5,575	4,874
Other assets	2,316	2,316
Total Assets	$568,712	$575,050
Liabilities
Floorplan payable	$3,265	$2,514
Accounts payable	2,026	1,597
Accrued expenses and other liabilities	3,618	3,711
Liabilities held for sale	782	1,127
Notes payable - related party	18,148	17,682
Operating lease liability	848	928
Liability for estimated costs in excess of estimated receipts during liquidation	36,712	22,573
Due to related parties	2,698	2,471
Total liabilities	68,097	52,603
Commitments and contingencies (see Footnote 7. Commitments and Contingencies)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	486,913	500,865
Net assets attributable to the non-controlling interests in liquidation	13,702	21,582
Total net assets in liquidation	$500,615	$522,447

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net assets in liquidation, beginning of period	$522,447	$535,761
Changes in assets and liabilities in liquidation:
Increase in receivables	241	—
Increase in accounts payable	(674)	—
Increase in accrued expenses and other liabilities	(74)	—
Increase in notes payable - related party	(466)	—
Increase in liability for estimated costs in excess of estimated receipts during liquidation	(13,042)	—
Net changes in liquidation value	(14,015)	—
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	2,244	—
Payments made in excess of liabilities recorded	(2,021)	—
Distributions to non-controlling interests	(8,040)	(28,457)
Changes in net assets in liquidation	(21,832)	(28,457)

Net assets in liquidation, end of period	$500,615	$507,304

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

GPB Capital Holdings, LLC (“General Partner”, “Capital Holdings”, “GPB Capital”, or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fifth Amended and Restated Agreement of Limited Partnership, dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the terms of GPB’s limited liability company agreement. GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

Until the sale of substantially all of the Partnership’s assets described below under “Liquidation Basis of Accounting – Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners, as defined below.

We reported all of our businesses as a single segment for accounting purposes based on the financial information that was available and evaluated by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance of the Partnership.

Basis of Presentation

The Consolidated Financial Statements for the period ending just prior to December 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed below within this “Footnote 1. Organization, Basis of Presentation, and Other”, on December 31, 2021, the Partnership transitioned to the liquidation basis of accounting. The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Form 10-K”).

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Partnership and its subsidiaries in which we have a controlling interest. Intercompany accounts and transactions have been eliminated in consolidation. The Partnership has a controlling interest when it owns a majority of the voting interest in an entity or when it is the primary beneficiary of a variable interest entity (“VIE”). When determining which enterprise is the primary beneficiary, management considered (i) the entity’s purpose and design, (ii) which variable interest holder had the power to direct the activities that most significantly impact the entity’s economic performance, and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When certain events occur, the Partnership reconsidered whether it was the primary beneficiary of that VIE. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Nature of Business

The Partnership’s principal business was the retail sale of automobiles primarily in the northeast United States. The Partnership offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. In 2021, the Partnership disposed of 28 dealerships and any attendant real estate, as further discussed below. The Partnership is continuing to operate one dealership in Manchester, New Hampshire, AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”) while awaiting manufacturer approval for the transfer of this dealership.

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

The 29th dealership, Prime Subaru Manchester, has not received approval for transfer from its Subaru distributor in New Hampshire, however, the closing consideration of $33.4 million was put in escrow by Group 1 and was released to the Partnership on April 12, 2022. The Partnership continues to own and operate Prime Subaru Manchester while awaiting approval of the ownership transfer. See “Footnote 7. Commitments and Contingencies” for more information on the Prime Subaru Manchester matter.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the "Limited Partners"),because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Footnote 7. Commitments and Contingencies”). In a status conference held on April 17, 2023, the Court set the Criminal Case for the trial to commence on June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, effective for the quarter ended March 31, 2023. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a materially impact on the Condensed Consolidated Financial Statements.

New Accounting Pronouncements

As a result of the transition to the liquidation basis of accounting in 2021, we believe new accounting pronouncements will not have a material impact on our Condensed Consolidated Net Assets in Liquidation or Condensed Consolidated Changes in Net Assets in Liquidation.

2. Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three months ended March 31, 2023.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and its subsidiaries, as described in "Footnote 7. Commitments and Contingencies." While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. Our estimate of future legal costs is a significant estimate recorded as a component of liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation. These estimates will be periodically reviewed and adjusted as appropriate, any such adjustments may be material. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Footnote 1. Organization, Basis of Presentation, and Other” for further information.

Cash and Cash Equivalents

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Cash and cash equivalents includes cash on hand, cash in bank accounts without restriction, and investments in Treasury Bills with original maturities of no longer than three months. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of March 31, 2023, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of March 31, 2023, substantially all of the Partnership’s $31.5 million of deposited cash held in banks was in excess of the FDIC coverage limit.

As of March 31, 2023 and December 31, 2022, the Partnership had cash deposited in certain financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Partnership’s plan of liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its statement of net assets in liquidation. As of March 31, 2023, $497.7 million was invested in Treasury Bills with original maturities of no longer than three months and was included as a component of cash and cash equivalents on the Condensed Consolidated Statement of Net Assets in Liquidation.

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

	March 31, 2023	December 31, 2022
Total estimated receipts during remaining liquidation period	$68,049	$58,870
Estimated costs during remaining liquidation period:
Total estimated costs of operations - Prime Subaru Manchester	$(48,489)	$(39,448)
Selling, general and administrative expenses - Prime Subaru Manchester	(4,109)	(6,447)
Selling, general and administrative expenses - corporate	(38,795)	(24,648)
Selling, general and administrative expenses - corporate, related party	(13,150)	(10,630)
Interest expense	(218)	(270)
Total estimated costs during remaining liquidation period	$(104,761)	$(81,443)
Liability for estimated costs in excess of estimated receipts during liquidation	$(36,712)	$(22,573)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between March 31, 2023 and December 31, 2022, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2022	Working Capital (3)	During Liquidation (4)	March 31, 2023
Assets:
Estimated net inflows from operations (1)	$12,705	$(5,506)	$8,034	$15,233
Liabilities:
Corporate expenditures (2)	$(35,278)	5,275	(21,942)	$(51,945)
Liability for estimated costs in excess of estimated receipts during liquidation	$(22,573)	$(231)	$(13,908)	$(36,712)

1.	Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of sales, (ii) selling, general and administrative expenses, (iii) interest expense relating to the operation of Prime Subaru Manchester, and (iv) interest income accrued from cash equivalents.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the three months ended March 31, 2023, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

The Partnership accrued approximately $7.4 million of interest expected to be received on the cash equivalents invested in treasury bills as of March 31, 2023. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

The Partnership increased total estimated receipts through November 2023 (the estimated date of transfer) from Prime Subaru Manchester operations as a result of more vehicle inventory becoming available leading to higher sales volume related to normalizing supply chains post the COVID-19 pandemic. The increase in total estimated receipts during the remaining liquidation period is offset by the increase of total estimated costs of operations - Prime Subaru Manchester. The net impact on the liability for estimated costs in excess of estimated receipts during liquidation resulted in a decrease of $0.2 million.

During the three months ended March 31, 2023, the Partnership revised its projection for legal indemnification costs, primarily as a result of the change in the expected liquidation date from December 31, 2024 to December 31, 2025, (see “Footnote 1. Organization, Basis of Presentation, and Other” for more information on this change), resulting in an increase of $16.3 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. Also, primarily as a result of the change in the expected liquidation date, the Partnership revised the projection for managerial assistance fees and operation service provider fees (“OSP”) expected to be paid (see “Footnote 6. Related Party Transactions”) resulting in an increase of $4.3 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation. The remaining $1.3 million increase relates primarily to the change in estimated future costs during liquidation for other professional fees in light of the change in the estimated liquidation completion date to December 31, 2025.

4. Distributions

On January 5, 2023, GPB Prime distributed $24.0 million to the Partnership and GPB Holdings II, LP, of which $8.0 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime. As a result, net assets in liquidation decreased by $8.0 million during the three months ended March 31, 2023.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

5. Assets and Liabilities Held for Sale

In 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of March 31, 2023, this property, valued at $1.2 million, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as the Partnership has not yet completed the sale of this property.

As of March 31, 2023, the assets and liabilities of Prime Subaru Manchester, which included net inventory and equipment of $3.5 million and $0.9 million, respectively, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as ownership has not yet transferred to Group 1. The closing consideration of $33.4 million which was held in escrow by Group 1 in connection with their anticipated purchase of Prime Subaru Manchester was released to the Partnership on April 12, 2022 resulting in a reduction of assets held for sale and an increase in cash and cash equivalents.

As of March 31, 2023, the leased property that Prime Subaru Manchester operates on through November 2023 has remaining contractual payments of $0.8 million, which is recorded in liabilities held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation while waiting for the ownership transfer (see “Footnote 7. Commitments and Contingencies” for more information on the Prime Subaru Manchester matter).

The following table reconciles the major classes of assets and liabilities classified as held for sale as of March 31, 2023 and December 31, 2022, in the accompanying Condensed Consolidated Statements of Net Assets in Liquidation:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Assets held for sale
Inventories	$3,450	$2,749
Property and equipment	2,125	2,125
Total assets held for sale	$5,575	$4,874
Liabilities held for sale
Operating lease liabilities	$(782)	$(1,127)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

6. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealership. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and operations support services (defined below under “Partnership Expenses”) provided to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). During the three months ended March 31, 2023, GPB increased the management assistance fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by $3.7 million. Managerial Assistance Fees paid during the three months ended March 31, 2023 and 2022, were $1.5 million and $2.3 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB in full for all of the expenses paid on its behalf. Partnership expenses paid during the three months ended March 31, 2023 and 2022, were $2.7 million and $1.4 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership expenses paid for by the Partnership to Capital Holdings are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

NOTES PAYABLE TO RELATED PARTIES

In 2017, the Partnership entered into two loan agreements with an affiliate of the Partnership, GPB Automotive Income Sub- Fund, Ltd. ("GPB AISF"), an offshore financing facility formed for the benefit of the Partnership, (“AISF Note 5 and AISF Note 6”) for a total of $11.8 million and incurred debt issuance costs of $2.0 million. In 2019, the Partnership entered into one loan agreement (“AISF Note 7”) with GPB AISF for $3.3 million and incurred debt issuance costs of $0.6 million.

Each AISF note matures four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments were deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7. Upon maturity, payments have not been made for AISF Note 5 and AISF Note 6. The balance of accrued interest associated with these loans of $2.7 million was included as a component of notes payable - related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of December 31, 2022. As of March 31, 2023, additional interest was accrued through September 2023 of $0.5 million for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership's estimate of the expected date of repayment, and was included as a component of notes payable - related parties on the Condensed Consolidated Statements of Net Assets in Liquidation as of March 31, 2023 and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

Notes payable - related party consisted of the following:

(Dollars in thousands)			March 31,	December 31,
Note	Face Value	Maturity Date	2023	2022
AISF Note 5	$6,556	12/31/2022[1]	$6,556	$6,556
AISF Note 6	$5,203	12/31/2022[1]	5,203	5,203
AISF Note 7	$3,272	4/24/2023	3,272	3,272
Total			15,031	15,031
Add: accrued interest in liquidation			3,117	2,651
Total notes payable - related party			$18,148	$17,682

1.	At December 31, 2022, these notes have matured and the Partnership continues to accrue interest pursuant to the contractual terms.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three months ended March 31, 2023 and 2022 there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an OSP fee to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three months ended March 31, 2023 and 2022, were $0.3 million and $0.4 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. During the three months ended March 31, 2023, GPB increased the OSP fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by $0.5 million.

Guarantees

The member of the General Partner (David Gentile, “Gentile” or “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of March 31, 2023 and December 31, 2022. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three months ended March 31, 2023, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $16.3 million. Legal indemnification expenses paid during the three months ended March 31, 2023 and 2022, were $1.4 million and $1.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

With respect to all significant litigation and regulatory matters facing us, our General Partner, and our dealerships, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial, or in many cases complete, reimbursement to the General Partner as required by various agreements or governing law.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s net assets in liquidation.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”) in a filed a contested civil proceeding (the “SEC Action”) appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

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

Federal Matters

On February 4, 2021, the SEC Action was filed against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial to start on June 3, 2024.

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

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC's motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC's motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC's motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful.

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleged that defendants engaged in fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs sought damages pursuant to New York Labor Law Section 740, and Executive Law Section 296. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiffs filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The complaint alleged deceptive and misleading business practices of the named defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same. Plaintiffs alleged defendants’ collection of fraudulent rebates exceeded $1.0 million and sought class-wide injunctive relief, along with monetary and punitive damages and costs and fees. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. As of May 2023, the parties are engaged in discovery.

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

In October 2021, the New York State Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the New York State Supreme Court denied the Defendants’ motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, GPB Holdings, LP, GPB Automotive Portfolio, LP, GPB Waste Management, LP (American Arbitration Association, Case No. 01-21-0018-1470)

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification damages from FINRA arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. Any potential losses associated with this action cannot be estimated at this time.

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021-1102-SG (Court of Chancery, DE)

On or about December 20, 2021, Plaintiff David Gentile, founder and former Chief Executive Officer of GPB Capital Holdings, LLC, filed a Complaint in Chancery Court in Delaware against GPB Capital Holdings, LLC and each of the funds it manages, including the Partnership, seeking entry of an Order governing his contractual entitlement to advancement of legal fees by GPB Capital with respect to several lawsuits in which Plaintiff is named. On April 12, 2022, the Chancery Court entered the parties' Stipulation and Advancement Order governing Plaintiff's entitlement to advancement of attorneys' fees and expenses.

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

In the interim, pending the resolution of the appeal filed by SNE, the Partnership will continue to operate the Prime Subaru Manchester until the earlier of an ownership transfer or November 2023, twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

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

Forward Looking Statements

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

Financial Condition, Results of Operations, and Liquidity

OVERVIEW

GPB Automotive Portfolio, LP (the “Partnership”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB Capital Holdings, LLC (“GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner (the “General Partner”) pursuant to the terms of the Fifth Amended and Restated Agreement of limited Partnership, Dated April 27, 2018 ( as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline Management, Inc. (“Highline”), pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

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

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships in the northeastern United States, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners.

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

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for distribution to the Partnership and GPB Holdings II, LP, of a sum of $570.0 million of which $188.8 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (“SOFR”) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, and on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (the “Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in any other investments were contemplated. In accordance with accounting principles generally accepted in the United States (U.S. GAAP), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with US GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its Limited Partners, because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Footnote 7. Commitments and Contingencies”). In a status conference held on April 17, 2023, the Court set the Criminal Case for the trial to commence on June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, effective for the quarter ended March 31, 2023. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a materially impact on the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2021, we no longer discuss the changes in results of our operations.

Liquidity and Capital Resources

The Partnership has historically relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We used those funds to invest in capital improvements and additions and satisfy contractual obligations. Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of March 31, 2023, all significant non-cash assets except for the Prime Subaru Manchester dealership have been liquidated. We had $529.2 million in cash on hand and $28.2 million in restricted cash as of March 31, 2023. We expect that this cash will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

As of March 31, 2023, $497.7 million was invested in Treasury Bills with original maturities of no longer than three months and was included as a component of cash and cash equivalents on the Condensed Consolidated Statement of Net Assets in Liquidation.

Contractual Payment Obligation

As of March 31, 2023, there have been no material changes to the contractual payment obligations table included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) SEC on March 28, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three months ended March 31, 2023, there have been no material changes to the critical accounting estimates included in the Form 10-K filed with the SEC on March 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual report on Form 10-K, which was filed with the SEC on March 28, 2023.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at March 31, 2023, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in the Partnership’s ICFR, our management concluded that our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Partnership’s Condensed Consolidated Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

Internal Controls over Financial Reporting

Material Weaknesses

There are material weaknesses in our system of ICFR, which if not remediated could materially and adversely affect our ability to timely and accurately report our Condensed Consolidated Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation.

We have identified deficiencies, or a combination of deficiencies, relating to risk assessment, control activities and monitoring of the Partnership’s control environment that have been determined to be material weaknesses in our internal controls. These identified weaknesses are attributed, in part to insufficient and ineffective controls within our financial close and reporting process.

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

While management believes the measures described above and others that may be implemented should remediate the material weaknesses that we have identified, management does not expect to fully remediate these material weaknesses in the near term. Our management is currently determining the extent and timing of its remediation efforts including rationalizing the level of investment necessary to mitigate the level of risk brought on by our material weaknesses, in light of the progress being made in our Plan of Liquidation. We may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete such actions due to the timing of carrying out the Plan of Liquidation.

Changes in Internal Controls over Financial Reporting

Other than the ongoing effort to implement elements of our remediation plan, there were no changes in our ICFR during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three months ended March 31, 2023, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $16.3 million. Legal indemnification expenses paid during the three months ended March 31, 2023 and 2022, were $1.4 million and $1.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

With respect to all significant litigation and regulatory matters facing us, our General Partner, and our dealerships, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our operational results, financial condition or liquidity in any future reporting period. We understand that the General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. The Partnership expects to provide partial, or in many cases complete, reimbursement to the General Partner as required by various agreements or governing law.

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and the Partnership’s net asset in liquidation.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”) in a filed a contested civil proceeding (the “SEC Action”) appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the previously-appointed Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with consent of GPB’s management.

The Receivership Application seeks appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

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

PART II - OTHER INFORMATION

Federal Matters

On February 4, 2021, the SEC Action was filed against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash ( the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial to start on June 3, 2024.

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

On February 4, 2021, seven state securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits brought. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

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

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful.

PART II - OTHER INFORMATION

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

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleged that defendants engaged in fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs sought damages pursuant to New York Labor Law Section 740 and Executive Law Section 296. In May 2023, the parties agreed to settle the action. No costs associated with the  settlement were charged to the Partnership.

PART II - OTHER INFORMATION

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiff filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The complaint alleged deceptive and misleading business practices of the named defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same. Plaintiff alleged defendants’ collection of fraudulent rebates exceeded $1.0 million and sought class-wide injunctive relief, along with monetary and punitive damages and costs and fees. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Stanley S. and Millicent R Barasch Trust and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. As of May 2023, the parties are engaged in discovery.

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

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in New York State Supreme Court, New York County against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff's demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

In October 2021, the New York State Supreme Court ordered the action be stayed so that the Plaintiffs could pursue claims in arbitration. By the same Order, the New York State Supreme Court denied the Defendants' motions to dismiss the Complaint. Any potential losses associated with this action cannot be estimated at this time.

PART II - OTHER INFORMATION

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, GPB Holdings, LP, GPB Automotive Portfolio, LP, GPB Waste Management, LP (American Arbitration Association, Case No. 01-21-0018-1470)

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification damages from FINRA arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. Any potential losses associated with this action cannot be estimated at this time.

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

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, filed with the Securities and Exchange Commission on March 28, 2023, which are incorporated herein by reference.

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

10.13+

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

10.2

Variable Rate Demand Note, by and between AMR Auto Holdings – SM, LLC and M&T Bank Corporation, dated December 30, 2022.

Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated January 2022. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Annual Report on Form 10-K filed with the SEC on March 28, 2023)

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

Date: May 12, 2023