Form 10-Q
period 2023-06-30
GPB Automotive Portfolio, LP
filed 2023-08-14
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$26,333	$541,873
Short term investments	503,658	—
Restricted cash	28,175	21,975
Contracts in transit	481	990
Receivables	2,357	3,022
Assets held for sale	5,877	4,874
Other assets	2,316	2,316
Total Assets	$569,197	$575,050
Liabilities
Floorplan payable	$3,930	$2,514
Accounts payable	1,628	1,597
Accrued expenses and other liabilities	2,785	3,711
Liability held for sale	437	1,127
Notes payable - related party	19,713	18,982
Operating lease liability	—	928
Liability for estimated costs in excess of estimated receipts during liquidation	31,356	22,573
Due to related parties	1,536	1,171
Total liabilities	61,385	52,603
Commitments and contingencies (see Footnote 7. Commitments and Contingencies)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	493,680	500,865
Net assets attributable to the non-controlling interests in liquidation	14,132	21,582
Total net assets in liquidation	$507,812	$522,447

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net assets in liquidation, beginning of period	$500,615	$507,286	$522,447	$535,761
Changes in assets and liabilities in liquidation:
(Decrease) increase in receivables	(443)	396	(202)	396
Increase in assets held for sale	—	1,091	—	1,091
Decrease (increase) in accounts payable	399	—	(275)	—
Decrease in accrued expenses and other liabilities	268	10,866	194	10,866
Decrease in operating lease liability	498	—	498	—
Increase in notes payable - related party	(181)	—	(647)	—
Decrease (increase) in liability for estimated costs in excess of estimated receipts during liquidation	5,640	(330)	(7,402)	(330)
Net changes in liquidation value	6,181	12,023	(7,834)	12,023
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	1,581	3,530	3,825	3,530
Payments made in excess of liabilities recorded	(565)	(1,859)	(2,586)	(1,859)
Distributions to non-controlling interests	—	(10,050)	(8,040)	(38,525)
Changes in net assets in liquidation	7,197	3,644	(14,635)	(24,831)

Net assets in liquidation, end of period	$507,812	$510,930	$507,812	$510,930

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

The aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime, as defined below, and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime Holdings, LLC (“GPB Prime”), an entity in which the Partnership holds a 66.5% interest, reached an agreement in principle with M&T Bank Corporation (“M&T Bank”) to allow for a $570.0 million distribution to the Partnership and GPB Holdings II, LP, of which $188.8 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the "Limited Partners"),because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Footnote 7. Commitments and Contingencies”). In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, beginning with the quarter ended March 31, 2023. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a materially impact on the Condensed Consolidated Financial Statements.

New Accounting Pronouncements

As a result of the transition to the liquidation basis of accounting in 2021, we believe new accounting pronouncements will not have a material impact on our Condensed Consolidated Net Assets in Liquidation or Condensed Consolidated Changes in Net Assets in Liquidation.

2. Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three and six months ended June 30, 2023.

Risks and Uncertainties

We are subject to a number of legal proceedings involving both the Partnership and its subsidiaries, as described in "Footnote 7. Commitments and Contingencies." While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the amount of available cash.

Under the liquidation basis of accounting, we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. Our estimate of future legal costs is a significant estimate recorded as a component of liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation. These estimates will be periodically reviewed and adjusted as appropriate, any such adjustments may be material. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Footnote 1. Organization, Basis of Presentation, and Other” for further information.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Cash, Cash Equivalents and Short Term Investments

Cash and cash equivalents includes cash on hand, cash in bank accounts without restriction, and investments in Treasury Bills with original maturities on the date of purchase of no longer than three months. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of June 30, 2023, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of June 30, 2023, substantially all of the Partnership’s $26.3 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Partnership’s plan of liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

As of June 30, 2023, $503.7 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and was presented as short term investments on the Condensed Consolidated Statement of Net Assets in Liquidation.

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of Prime Subaru Manchester until ownership transfers, estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts and costs expected to be earned or incurred during liquidation and have evaluated and updated as necessary those accruals at each reporting period. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	June 30, 2023	December 31, 2022
Total estimated receipts during remaining liquidation period	$46,757	$58,870
Estimated costs during remaining liquidation period:
Total estimated costs of operations - Prime Subaru Manchester	$(29,696)	$(39,448)
Selling, general and administrative expenses - Prime Subaru Manchester	(1,733)	(6,447)
Selling, general and administrative expenses - corporate	(35,896)	(24,648)
Selling, general and administrative expenses - corporate, related party	(10,630)	(10,630)
Interest expense	(158)	(270)
Total estimated costs during remaining liquidation period	$(78,113)	$(81,443)
Liability for estimated costs in excess of estimated receipts during liquidation	$(31,356)	$(22,573)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2022 and June 30, 2023, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2022	Working Capital (3)	During Liquidation (4)	June 30, 2023
Assets:
Estimated net inflows from operations (1)	$12,705	$(13,098)	$15,563	$15,170
Liabilities:
Corporate expenditures (2)	$(35,278)	11,717	(22,965)	$(46,526)
Liability for estimated costs in excess of estimated receipts during liquidation	$(22,573)	$(1,381)	$(7,402)	$(31,356)

1.	Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) selling, general and administrative expenses, (iii) interest expense relating to the operation of Prime Subaru Manchester, and (iv) interest income accrued from cash equivalents and short term investments.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the six months ended June 30, 2023, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

The Partnership accrued interest income expected to be received on the cash equivalents and short term investments invested in treasury bills as of June 30, 2023, of approximately $14.9 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

The Partnership increased total estimated receipts through November 2023 (the estimated date of transfer) from Prime Subaru Manchester operations as a result of more vehicle inventory becoming available leading to higher sales volume related to normalizing supply chains post the COVID-19 pandemic. The increase in total estimated receipts during the remaining liquidation period is offset by the increase of total estimated costs of operations - Prime Subaru Manchester. The net impact from this change in estimate for the six months ended June 30, 2023 on the liability for estimated costs in excess of estimated receipts during liquidation resulted in a decrease of $0.2 million.

During the six months ended June 30, 2023, the Partnership revised its projection for legal indemnification costs, primarily as a result of the change in the expected liquidation date from December 31, 2024 to December 31, 2025, (see “Footnote 1. Organization, Basis of Presentation, and Other” for more information on this change), resulting in an increase of $17.3 million, in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. Also, primarily as a result of the change in the expected liquidation date, the Partnership revised the projection for managerial assistance fees and operation service provider fees (“OSP”) expected to be paid (see “Footnote 6. Related Party Transactions”) resulting in an increase of $4.2 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation. The remaining $1.0 million increase relates primarily to the change in estimated future costs during liquidation for other professional fees in light of the change in the estimated liquidation completion date to December 31, 2025.

4. Distributions

On January 5, 2023, GPB Prime distributed $24.0 million to the Partnership and GPB Holdings II, LP, of which $8.0 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime. As a result, net assets in liquidation decreased by $8.0 million during the three months ended March 31, 2023.

No distributions were made during the three months ended June 30, 2023.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

5. Assets and Liability Held for Sale

In 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of June 30, 2023, this property, valued at $1.2 million, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as the Partnership has not yet completed the sale of this property.

As of June 30, 2023, the assets and liabilities of Prime Subaru Manchester, which included net inventory and equipment of $3.8 million and $0.9 million, respectively, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as ownership has not yet transferred to Group 1. The closing consideration of $33.4 million which was held in escrow by Group 1 in connection with their anticipated purchase of Prime Subaru Manchester was released to the Partnership on April 12, 2022 resulting in a reduction of assets held for sale and an increase in cash and cash equivalents.

As of June 30, 2023, the leased property that Prime Subaru Manchester operates on through November 2023 has remaining contractual payments of $0.4 million through the expected date of ownership transfer, which is recorded in liability held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation (see “Footnote 7. Commitments and Contingencies” for more information on the Prime Subaru Manchester matter).

The following table reconciles the major classes of assets and liability classified as held for sale as of June 30, 2023 and December 31, 2022, in the accompanying Condensed Consolidated Statements of Net Assets in Liquidation:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Assets held for sale
Inventories	$3,752	$2,749
Property and equipment	2,125	2,125
Total assets held for sale	$5,877	$4,874
Liability held for sale
Operating lease liability	$(437)	$(1,127)

6. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealership. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and operations support services (defined below under “Partnership Expenses”) provided to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). During the three and six months ended June 30, 2023, GPB increased the management assistance fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by nil and $3.7 million, respectively. Managerial Assistance Fees paid during the three months ended June 30, 2023 and 2022, were $2.2 million and $2.1 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees paid during the six months ended June 30, 2023 and 2022, were $3.7 million and $4.4 million, respectively, which reduced the liability for

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB, in full for all of the expenses paid on its behalf. Partnership expenses paid during the three months ended June 30, 2023 and 2022, were $3.2 million and $2.2 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses paid during the six months ended June 30, 2023 and 2022, were $5.9 million and $3.9 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

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

Each AISF note was initially set to mature four years from the issuance date, and accrues interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022.

AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments were deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7.

Upon maturity, payments have not been made for AISF Note 5, AISF Note 6 and AISF Note 7. The timing for payment of these notes is contingent on GPB finalizing a plan to distribute money to its Limited Partners. GPB is not in a position to make distributions until the EDNY Court rules on the pending Receivership Application, (See "Footnote 7. Commitments and Contingencies"). GPB is unable to provide any meaningful estimate on when the Receivership Application might be resolved. Until a ruling is made, however, GPB will continue to accrue interest on the outstanding notes each quarterly filing using management's best estimate of six months of interest past the filing date. The balance of accrued interest associated with these loans of $2.7 million was included as a component of notes payable - related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of December 31, 2022. As of June 30, 2023, additional interest was accrued through December 2023 of $0.6 million for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes payable - related parties on the Condensed Consolidated Statements of Net Assets in Liquidation as of June 30, 2023 and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

As of June 30, 2023, the Partnership reclassified $1.3 million of accrued interest associated with AISF 5, 6, and 7 incurred prior to the transition to the liquidation basis of accounting on December 31, 2021, from due to related parties to notes payable, related parties on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation. The amounts reflected as of December 31, 2022 on the Condensed Consolidated Statement of Net Assets in Liquidation have been adjusted to conform to the current period presentation.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Notes payable - related party consisted of the following:

(Dollars in thousands)			June 30,	December 31,
Note	Face Value	Maturity Date	2023	2022
AISF Note 5	$6,556	12/31/2022[1]	$6,556	$6,556
AISF Note 6	$5,203	12/31/2022[1]	5,203	5,203
AISF Note 7	$3,272	4/24/2023[2]	3,272	3,272
Total			15,031	15,031
Add: accrued interest in liquidation			4,682	3,951
Total notes payable - related party			$19,713	$18,982

1.	At December 31, 2022, these notes matured and the Partnership continues to accrue interest pursuant to the contractual terms.

2.	At April 24, 2023, this note matured and the Partnership continues to accrue interest pursuant to the contractual terms.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and six months ended June 30, 2023 and 2022 there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an OSP fee to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three months ended June 30, 2023 and 2022, were $0.3 million and $0.4 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. OSP fees paid for the six months ended June 30, 2023 and 2022, were $0.6 million and $0.8 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. During the three and six months ended June 30, 2023, GPB increased the OSP fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by nil and $0.5 million, respectively.

Guarantees

The member of the General Partner, David Gentile, (“Gentile” or the “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the Member which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of June 30, 2023 and December 31, 2022. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

refunding some or all distributions previously received. During the three and six months ended June 30, 2023, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $0.5 million and $16.8 million, respectively. Legal indemnification expenses paid during the three months ended June 30, 2023 and 2022, were $1.5 million and $1.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Legal indemnification expenses paid during the six months ended June 30, 2023 and 2022, were $2.9 million and $2.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Appointment of Monitor and Application for Receivership

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”) in filed a contested civil proceeding (the “SEC Action”) appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, as defined below, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

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

The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q ("Form 10-Q"), nor has management sought or obtained approval from the Monitor.

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

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC's Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile's Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper.

The Report and Recommendation is not a legally binding Order until it is adopted by the EDNY Court. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling. The parties in the SEC Action are permitted to submit objections to the Report and Recommendation, for the EDNY Court to consider. Objections to the Report and Recommendation are due to be filed by September 8, 2023, and responses to those objections are due by September 22, 2023. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the EDNY Court's decision to the United States Court of Appeals for the Second Circuit.

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

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash's sentencing is scheduled for October 4, 2023.

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

John Thomas Alberto, et al. v. GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings II, LP, GPB Holdings III, LP, GPB NYC Development, LP, GPB Waste Management, LP, Ascendant Capital, LLC, Alternative Strategies, LLC, Axiom Capital Management, Inc., DJ Partners, MR Ranger, LLC, David Gentile, Jeffry Schneider, Jeffrey Lash, Mark Martino, and DOES 1-50 (New York Supreme Court, New York County, Index No. 651143/2023)

In March 2023, plaintiffs filed an action in New York Supreme Court against the above-named defendants, alleging, inter alia, breaches of contract, breaches of fiduciary duty, constructive fraud, conspiracy to commit fraud, negligent misrepresentation, unjust enrichment, and violations of New York General Business Laws. Defendants were not served with the complaint until June 2023. Plaintiffs are seeking compensatory, punitive, and exemplary damages, restitution, rescission, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. The parties are engaged in discovery related to the class certification.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleged civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act.

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

Subaru of New England, Inc. v. AMR Auto Holdings–SM LLC d/b/a Prime Subaru Manchester (Hillsborough Superior Court Northern District, New Hampshire, 216-2022-CV-00786)

On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown complied with New Hampshire law. On July 6, 2023, the New Hampshire Superior Court ruled in favor of Prime Subaru Manchester, affirming the NHMVIB’s Final Order. On August 7, 2023, SNE filed a notice of appeal of the Superior Court’s ruling to the New Hampshire Supreme Court.

Pending the resolution of the appeal filed by SNE, GPB Prime will continue to operate the Prime Subaru Manchester until the earlier of an ownership transfer or November 2023, twenty four months from the closing date, at which time, any cost associated with closing

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Condensed Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements, including with regards to our plan of liquidation, are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

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

We offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which included vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. We continue to own and operate one dealership in Manchester, New Hampshire - AMR Auto Holdings - SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”), pending completion of the currently contracted sale of that dealership.

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

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime Holdings, LLC (“GPB Prime”) and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for distribution to the Partnership and GPB Holdings II, LP, of a sum of $570.0 million of which $188.8 million was distributed to GPB Holdings II, LP, affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

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

The Partnership cannot predict the timing or amount of any distributions to its Limited Partners, because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Footnote 7. Commitments and Contingencies”). In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, effective for the quarter ended March 31, 2023. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a materially impact on the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2021, we no longer discuss the changes in results of our operations.

Liquidity and Capital Resources

Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of June 30, 2023, all significant non-cash or short term investment assets except for the Prime Subaru Manchester dealership have been liquidated. We had $530.0 million in cash, cash equivalents, and short term investments and $28.2 million in restricted cash as of June 30, 2023. We expect that this cash will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

As of June 30, 2023, $503.7 million was invested in Treasury Bills with original maturities on the date of purchase of no longer than three months and were included as a component of short term investments on the Condensed Consolidated Statement of Net Assets in Liquidation.

Contractual Payment Obligation

As of June 30, 2023, there have been no material changes to the contractual payment obligations table included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three and six months ended June 30, 2023, there have been no material changes to the critical accounting estimates included in the Form 10-K filed with the SEC on March 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual report on Form 10-K, which was filed with the SEC on March 28, 2023.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at June 30, 2023, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

Notwithstanding such material weakness in the Partnership’s ICFR, our management concluded that our Condensed Consolidated Financial Statements in this Form 10-Q present fairly, in all material respects, the Partnership’s Condensed Consolidated Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation as of the dates, and for the periods presented, in conformity with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three and six months ended June 30, 2023, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of 0.5 million and $16.8 million, respectively. Legal indemnification expenses paid during the three months ended June 30, 2023 and 2022, were $1.5 million and $1.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Legal indemnification expenses paid during the six months ended June 30, 2023 and 2022, were $4.4 million and $2.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Appointment of Monitor and Application for Receivership

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”) in a filed contested civil proceeding (the “SEC Action”) appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, as defined below, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and

PART II - OTHER INFORMATION

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

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC's Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile's Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper.

The Report and Recommendation is not a legally binding Order until it is adopted by the EDNY Court. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling. The parties in the SEC Action are permitted to submit objections to the Report and Recommendation, for the EDNY Court to consider. Objections to the Report and Recommendation are due to be filed by September 8, 2023, and responses to those objections are due by September 22, 2023. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the EDNY Court's decision to the United States Court of Appeals for the Second Circuit.

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

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash ( the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash's sentencing is scheduled for October 4, 2023.

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

PART II - OTHER INFORMATION

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

PART II - OTHER INFORMATION

John Thomas Alberto, et al. v. GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings II, LP, GPB Holdings III, LP, GPB NYC Development, LP, GPB Waste Management, LP, Ascendant Capital, LLC, Alternative Strategies, LLC, Axiom Capital Management, Inc., DJ Partners, MR Ranger, LLC, David Gentile, Jeffry Schneider, Jeffrey Lash, Mark Martino, and DOES 1-50 (New York Supreme Court, New York County, Index No. 651143/2023)

In March 2023, plaintiffs filed an action in New York Supreme Court against the above-named defendants, alleging, inter alia, breaches of contract, breaches of fiduciary duty, constructive fraud, conspiracy to commit fraud, negligent misrepresentation, unjust enrichment, and violations of New York General Business Laws. Defendants were not served with the complaint until June 2023. Plaintiffs are seeking compensatory, punitive, and exemplary damages, restitution, rescission, and an equitable accounting. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter.  The parties are engaged in discovery related to class certification.

Stanley S. and Millicent R. Barasch Trust and Loretta Dehay, individually and on behalf of others similar situated v. GPB Capital Holdings, LLC, et al. (W.D. Texas, Case No. 19 Civ. 01079)

In November 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against, the Partnership and other GPB-managed limited partnerships, AAS, and Ascendant, as well as certain principals of the GPB-managed funds, auditors, a fund administrator, and individuals. (The original Complaint named Millicent R. Barasch as the plaintiff, but since her death, her trust has successfully moved to substitute for all purposes in this litigation.) The Complaint alleged civil conspiracy, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in the breach of fiduciary duty, negligence, violations of the Texas Securities Act, and aiding and abetting violations of the Texas Securities Act.

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

PART II - OTHER INFORMATION

Subaru of New England, Inc. v. AMR Auto Holdings–SM LLC d/b/a Prime Subaru Manchester (Hillsborough Superior Court Northern District, New Hampshire, 216-2022-CV-00786)

On November 10, 2022, SNE filed an appeal with the Hillsborough Northern District Superior Court of New Hampshire, seeking to overturn the Final Order of the NHMVIB and to obtain an order that SNE’s Turndown was in complied with New Hampshire law. On July 6, 2023, the New Hampshire Superior Court ruled in favor of Prime Subaru Manchester, affirming the NHMVIB’s Final Order. On August 7, 2023 SNE filed a notice of appeal of the Superior Court’s ruling to the New Hampshire Supreme Court.

Pending the resolution of the appeal filed by SNE, GPB Prime will continue to operate the dealership until the earlier of an ownership transfer or November 2023, twenty four months from the closing date, at which time, any cost associated with closing the dealership and liquidating the assets will be borne by Group 1. If a resolution of the Protest and completion of the sale of assets to Group 1 occurs prior to November 2023, the remaining estimated net cash inflows from the Prime Subaru Manchester operation will be reversed from the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount, however, any such reversals are not expected to have a material impact on the Partnership’s Consolidated Financial Statements.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, filed with the SEC on March 28, 2023, which are incorporated herein by reference.

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

10.1+

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

Date: August 14, 2023