Form 10-Q
period 2023-09-30
GPB Automotive Portfolio, LP
filed 2023-11-09
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$16,902	$541,873
Short term investments	510,339	—
Restricted cash	30,425	21,975
Contracts in transit	626	990
Receivables	2,784	3,022
Assets held for sale	3,665	4,874
Other assets	2,316	2,316
Total Assets	$567,057	$575,050
Liabilities
Floorplan payable	$1,432	$2,514
Accounts payable	1,761	1,597
Accrued expenses and other liabilities	2,357	3,711
Liability held for sale	59	1,127
Notes payable - related party	20,178	18,982
Operating lease liability	—	928
Liability for estimated costs in excess of estimated receipts during liquidation	28,290	22,573
Due to related parties	1,531	1,171
Total liabilities	55,608	52,603
Commitments and contingencies (see Footnote 7. Commitments and Contingencies)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	499,900	500,865
Net assets attributable to the non-controlling interests in liquidation	11,549	21,582
Total net assets in liquidation	$511,449	$522,447

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net assets in liquidation, beginning of period	$507,812	$510,930	$522,447	$535,761
Changes in assets and liabilities in liquidation:
Increase (Decrease)in receivables	195	(346)	(7)	51
Increase in assets held for sale	1,332	—	1,332	1,091
Increase in accounts payable	(97)	—	(374)	—
Decrease in accrued expenses and other liabilities	380	—	574	10,865
Decrease in liabilities held for sale	33	—	33	—
Decrease in operating lease liability	—	—	498	—
Increase in notes payable - related party	(466)	—	(1,112)	—
Decrease (increase) in liability for estimated costs in excess of estimated receipts during liquidation	2,985	7,219	(4,416)	6,889
Net changes in liquidation value	4,362	6,873	(3,472)	18,896
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	3,274	2,218	7,099	5,748
Payments made in excess of liabilities recorded	(649)	(623)	(3,235)	(2,482)
Distributions to non-controlling interests	(3,350)	—	(11,390)	(38,525)
Changes in net assets in liquidation	3,637	8,468	(10,998)	(16,363)

Net assets in liquidation, end of period	$511,449	$519,398	$511,449	$519,398

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

Basis of Presentation

The Consolidated Financial Statements for the period ending just prior to December 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) assuming the Partnership would continue as a going concern. As discussed below within “Footnote 1. Organization, Basis of Presentation, and Other”, on December 31, 2021, the Partnership transitioned to the liquidation basis of accounting. The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Form 10-K”).

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Nature of Business

The Partnership’s principal business was the retail sale of automobiles primarily in the northeast United States. The Partnership offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. In 2021, the Partnership disposed of 28 dealerships and any attendant real estate, as further discussed below. The Partnership continued to operate one dealership in Manchester, New Hampshire, AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”) through the date of the Condensed Consolidated Financial Statements while awaiting manufacturer approval for the transfer of this dealership.

On September 15, 2023, Prime Subaru Manchester and Group 1 Automotive, Inc., a Delaware corporation (“Group 1”) agreed with its Subaru distributor in New Hampshire to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. Following the parties’ settlement agreement, ownership of Prime Subaru Manchester transferred to Group 1 on October 16, 2023. See “Footnote 7. Commitments and Contingencies” for more information on the Prime Subaru Manchester matter.

Consideration of $33.4 million paid at the initial date of closing was put into escrow by Group 1 in November 2021 and was released to the Partnership on April 12, 2022. As of the date of this filing, ownership of Prime Subaru Manchester has transferred, the final recoverable amounts for inventory and fixed assets have been adjusted to actual as and reflected as a component of assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as of September 30, 2023. The net consideration received for the transfer of Prime Subaru Manchester, including the initial closing consideration, was $35.1 million. The aggregate consideration is subject to customary post-close adjustments as defined in the Purchase Agreement.

Sale of Substantially All of the Partnership’s Assets

On September 12, 2021, the Partnership and certain of its direct and indirect subsidiaries entered into a Purchase Agreement (the “Purchase Agreement”) with Group 1. Pursuant to the Purchase Agreement, the Partnership agreed to sell substantially all of the assets of the Partnership, including, but not limited to the Partnership’s real property (including entities owning real property), vehicles, parts and accessories, goodwill, permits, intellectual property and substantially all contracts, that relate to their automotive dealership and collision center businesses, subject to obtaining the relevant manufacturer approvals, and excluding certain assets such as cash and certain receivables (the “Group 1 Sale”). The Purchase Agreement was approved by GPB (via Highline) and the Monitor (as defined below).

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in any other investments are contemplated. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”),because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Footnote 7. Commitments and Contingencies”). In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, beginning with the quarter ended March 31, 2023 (see “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation” for information on the impact this change in estimate had on the Condensed Consolidated Statement of Net Assets in Liquidation). No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a materially impact on the Condensed Consolidated Financial Statements.

New Accounting Pronouncements

As a result of the transition to the liquidation basis of accounting in 2021, we believe new accounting pronouncements will not have a material impact on our Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three and nine months ended September 30, 2023.

Risks and Uncertainties

We are subject to a number of legal proceedings involving both the Partnership and its subsidiaries, as described in “Footnote 7. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the amount of available cash.

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

As of September 30, 2023, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of September 30, 2023, substantially all of the Partnership’s $16.9 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in the financial markets. While these events have not had a material direct impact on the Partnership’s plan of liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

As of September 30, 2023, $510.3 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and was presented as short term investments on the Condensed Consolidated Statement of Net Assets in Liquidation.

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of Prime Subaru Manchester until ownership transfers (which did not occur until October 16, 2023 as explained in “Footnote 1. Organization, Basis of Presentation, and Other”), estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts and costs expected to be earned or incurred during liquidation and have evaluated and updated as necessary those accruals at each reporting period. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	September 30, 2023	December 31, 2022
Total estimated receipts during remaining liquidation period	$17,637	$58,870
Estimated costs during remaining liquidation period:
Total estimated costs of operations - Prime Subaru Manchester	$(2,477)	$(39,448)
Selling, general and administrative expenses - Prime Subaru Manchester	(302)	(6,447)
Selling, general and administrative expenses - corporate	(34,908)	(24,648)
Selling, general and administrative expenses - corporate, related party	(8,240)	(10,630)
Interest expense	—	(270)
Total estimated costs during remaining liquidation period	$(45,927)	$(81,443)
Liability for estimated costs in excess of estimated receipts during liquidation	$(28,290)	$(22,573)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2022 and September 30, 2023, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2022	Working Capital (3)	During Liquidation (4)	September 30, 2023
Assets:
Estimated net inflows from operations (1)	$12,705	$(19,646)	$21,800	$14,859
Liabilities:
Corporate expenditures (2)	$(35,278)	18,345	(26,216)	$(43,149)
Liability for estimated costs in excess of estimated receipts during liquidation	$(22,573)	$(1,301)	$(4,416)	$(28,290)

1.	Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) selling, general and administrative expenses, (iii) interest expense relating to the operation of Prime Subaru Manchester through October 16, 2023 (the date the transfer was completed), and (iv) interest income accrued from cash equivalents and short term investments.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the nine months ended September 30, 2023, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

During the nine months ended September 30, 2023, the Partnership accrued interest income expected to be received on the cash equivalents and short term investments invested in treasury bills of approximately $22.5 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

The Partnership decreased total estimated receipts from Prime Subaru Manchester operations as of September 30, 2023. The Partnership initially projected they would operate the Prime Subaru Manchester dealership through November 2023, however, the transfer was completed on October 16, 2023, resulting in a decrease to the estimated net cash inflows during liquidation of $0.7 million.

During the nine months ended September 30, 2023, the Partnership revised its projection for legal indemnification costs, primarily as a result of the change in the expected liquidation date from December 31, 2024 to December 31, 2025, (see “Footnote 1. Organization, Basis of Presentation, and Other” for more information on this change), resulting in an increase of $21.3 million, in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. Also, primarily as a result of the change in the expected liquidation date, the Partnership revised the projection for managerial assistance fees and operation service provider fees (“OSP”) expected to be paid (see “Footnote 6. Related Party Transactions”) resulting in an increase of $3.1 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation.

The remaining $1.8 million increase relates primarily to the change in estimated future costs during liquidation for other professional fees in light of the change in the estimated liquidation completion date to December 31, 2025.

4. Distributions

On January 5, 2023, GPB Prime distributed $24.0 million to the Partnership and GPB Holdings II, LP, of which $8.0 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

On July 19, 2023, GPB Prime distributed $10.0 million to the Partnership and GPB Holdings II, LP, of which $3.4 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

As a result of these distributions, net assets in liquidation decreased by $3.4 million and $11.4 million during the three and nine months ended September 30, 2023, respectively.

5. Assets and Liability Held for Sale

In 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of September 30, 2023, this property, valued at $1.2 million, remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as the Partnership has not yet completed the sale of this property.

As of September 30, 2023, the assets of Prime Subaru Manchester, which included inventory and equipment, net of the closing consideration amounts already received towards inventory and equipment, of $2.4 million remained in assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as ownership had not yet transferred to Group 1 (the transfer of ownership was completed on October 16, 2023 as explained in “Footnote 1. Organization, Basis of Presentation, and Other”). Consideration of $33.4 million, which was held in escrow by Group 1 in connection with their anticipated purchase of Prime Subaru Manchester, was released to the Partnership on April 12, 2022 resulting in a reduction of assets held for sale and an increase in cash and cash equivalents.

As of September 30, 2023, the leased property that Prime Subaru Manchester operated on through October 16, 2023, had remaining contractual payments of $0.1 million which is recorded in liability held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation (see “Footnote 7. Commitments and Contingencies” for more information on the Prime Subaru Manchester matter).

Additionally, in connection with the transfer of Prime Subaru Manchester on October 16, 2023 $2.3 million of additional proceeds were received and placed in the indemnification escrow account to be released with the other funds held in escrow relating to the amounts for any potential post closing indemnifiable losses pursuant to the terms of the Purchase Agreement and presented as a component of restricted cash on the Condensed Consolidated Statements of Net Assets in Liquidation and a component of proceeds received in excess of assets recorded on the Condensed Consolidated Statement of Changes in Net Assets in Liquidation.

The following table reconciles the major classes of assets and liability classified as held for sale as of September 30, 2023 and December 31, 2022, in the accompanying Condensed Consolidated Statements of Net Assets in Liquidation:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Assets held for sale
Inventories	$2,594	$2,749
Property and equipment	1,071	2,125
Total assets held for sale	$3,665	$4,874
Liability held for sale
Operating lease liability	$(59)	$(1,127)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

6. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealership. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and operations support services (defined below under “Partnership Expenses”) provided to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership). During the three months ended September 30, 2023, GPB decreased the management assistance fees expected to be paid during the liquidation term resulting in an decrease to the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by $1.1 million. During the nine months ended September 30, 2023, GPB increased the management assistance fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by $2.6 million. Managerial Assistance Fees paid during the three months ended September 30, 2023 and 2022, were $1.0 million and $1.5 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees paid during the nine months ended September 30, 2023 and 2022, were $4.7 million and $5.9 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB, in full, for all of the expenses paid on its behalf. Partnership expenses paid during the three months ended September 30, 2023 and 2022, were $4.7 million and $2.4 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses paid during the nine months ended September 30, 2023 and 2022, were $10.6 million and $6.3 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

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

Upon maturity, payments have not been made for AISF Note 5, AISF Note 6 and AISF Note 7. The timing for payment of these notes is contingent on GPB finalizing a plan to distribute money to its Limited Partners. GPB is not in a position to make distributions until the EDNY Court rules on the pending Receivership Application, (See “Footnote 7. Commitments and Contingencies”). GPB is unable to provide any meaningful estimate on when the Receivership Application might be resolved. Until a ruling is made, however, GPB will continue to accrue interest on the outstanding notes each quarterly filing using management’s best estimate of six months of interest past the filing date. The balance of accrued interest associated with these loans of $4.0 million was included as a component of notes payable - related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of December 31, 2022. As of September 30, 2023, additional interest was accrued through March 2024 of $0.5 million for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes payable - related parties on the Condensed Consolidated Statements of Net Assets in Liquidation and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

As of September 30, 2023, the Partnership reclassified $1.3 million of accrued interest associated with AISF 5, 6, and 7 incurred prior to the transition to the liquidation basis of accounting on December 31, 2021, from due to related parties to notes payable, related parties on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation. The amounts reflected as of December 31, 2022 on the Condensed Consolidated Statement of Net Assets in Liquidation have been adjusted to conform to the current period presentation.

Notes payable - related party consisted of the following:

(Dollars in thousands)			September 30,	December 31,
Note	Face Value	Maturity Date	2023	2022
AISF Note 5	$6,556	12/31/2022[1]	$6,556	$6,556
AISF Note 6	$5,203	12/31/2022[1]	5,203	5,203
AISF Note 7	$3,272	4/24/2023[2]	3,272	3,272
Total			15,031	15,031
Add: accrued interest in liquidation			5,147	3,951
Total notes payable - related party			$20,178	$18,982

1.	At December 31, 2022, these notes matured and the Partnership continues to accrue interest pursuant to the contractual terms.

2.	At April 24, 2023, this note matured and the Partnership continues to accrue interest pursuant to the contractual terms.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and nine months ended September 30, 2023 and 2022 there have been no profit allocations allocated to the Special LP.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

As compensation for the services to be rendered by Highline, the Partnership pays an OSP fee to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three months ended September 30, 2023 and 2022, were $0.3 million and $0.3 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. OSP fees paid for the nine months ended September 30, 2023 and 2022, were $0.9 million and $1.1 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. During the three and nine months ended September 30, 2023, GPB increased the OSP fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by nil and $0.5 million, respectively.

Guarantees

The member of the General Partner, David Gentile, (“Gentile” or the “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the Member which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of September 30, 2023 and December 31, 2022. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three and nine months ended September 30, 2023, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $4.0 million and $21.3 million, respectively. Legal indemnification expenses paid during the three months ended September 30, 2023 and 2022, were $2.3 million and $1.6 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Legal indemnification expenses paid during the nine months ended September 30, 2023 and 2022, were $5.2 million and $3.6 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

The Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Condensed Consolidated Financial Statements included within this Quarterly Report on Form 10-Q (“Form 10-Q”), nor has management sought or obtained approval from the Monitor.

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

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper.

Objections to the Report and Recommendation, and all responses submitted thereto, were filed with the EDNY Court as of September 29, 2023. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling; it will not become a legally binding Order until it is adopted by the EDNY Court. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the decision to the United States Court of Appeals for the Second Circuit.

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

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing is currently scheduled for April 4, 2024.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the criminal case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. In September 2023, the Court denied a motion by the Auditor Defendants to stay the case, and instead has directed that certain discovery continue in the case. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. Plaintiffs have filed their objection to and appeal of the Court’s decision.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On October 3, 2023, the Respondents requested a conference before the panel regarding the Respondents’ request to stay the arbitration until a decision is issued by EDNY Court on the appointment of a Receiver over GPB Capital. Any potential losses associated with this action cannot be estimated at this time.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

GPB Capital Holdings, LLC et al. v. Patrick Dibre and 2150 Aventura Realty LLC (11th Judicial Circuit Ct, Miami-Dade County, Case No. 2023-021013-CA-01)

In August 2023, GPB and several of its partnerships, including the Partnership, filed suit in Florida State Court against Patrick Dibre and an entity under Dibre’s control, seeking, among other things, declaratory relief preventing Dibre from transferring the real estate underlying one of the automotive dealerships at issue in the litigation pending against Dibre in New York Supreme Court (as set forth above). GPB at the same time recorded a Notice of Lis Pendens on the real property at issue, which is located in Miami-Dade County, Florida, making a formal legal record of GPB and the other Plaintiffs’ enforceable and legally cognizable equitable interests in and to the property at issue. Neither Dibre nor 2150 Aventura Realty LLC has appeared in the case. Accordingly, on or about September 29, 2023, the Court granted Plaintiffs’ motion for a default against 2150 Aventura Realty LLC, and on or about October 18, 2023, the Court granted Plaintiffs’ motion for a default against Dibre. Any potential ruling in favor of the Partnership cannot be determined at this time.

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

Actions Settled During Periods Presented

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1, SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court has been discontinued.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement agreement, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

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

On February 11, 2021, the EDNY Court issued an Order, appointing the Monitor who was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. The Monitor, pursuant to the original Order and an April 14, 2021 Amended Order, is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Item 1. Legal Proceedings” for additional information.

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships in the northeastern United States, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners. We offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which included vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. We continued to own and operate one dealership in Manchester, New Hampshire - AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”), through October 16, 2023, at which time the dealership transfer was completed to Group 1.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with its Subaru distributor in New Hampshire to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. Following the parties’ settlement agreement, ownership of Prime Subaru Manchester transferred to Group 1 on October 16, 2023. See “Item 1. Legal Proceedings” for more information on the Prime Subaru Manchester matter.

Consideration of $33.4 million paid at the initial date of closing was put into escrow by Group 1 in November 2021 and was released to the Partnership on April 12, 2022. As of the date of this filing, ownership of Prime Subaru Manchester has transferred, the final recoverable amounts for inventory and fixed assets have been adjusted to actual as and reflected as a component of assets held for sale on the Condensed Consolidated Statements of Net Assets in Liquidation as of September 30, 2023. The net consideration received for the transfer of Prime Subaru Manchester, including the initial closing consideration, was $35.1 million. The aggregate consideration is subject to customary post-close adjustments as defined in the Purchase Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (the “Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in any other investments were contemplated. In accordance with accounting principles generally accepted in the United States (U.S. GAAP), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its Limited Partners, because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Footnote 7. Commitments and Contingencies”). In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, effective for the quarter ended March 31, 2023 (see “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation” for information on the impact this change in estimate had on the Condensed Consolidated Statement of Net Assets in Liquidation). No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a materially impact on the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2021, we no longer discuss the changes in results of our operations.

Liquidity and Capital Resources

Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of September 30, 2023, all significant non-cash or short term investment assets except for the Prime Subaru Manchester dealership (which was transferred to Group 1 on October 16, 2023) have been liquidated. We had $527.2 million in cash, cash equivalents, and short term investments and $30.4 million in restricted cash as of September 30, 2023. We expect that this cash will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

As of September 30, 2023, $510.3 million was invested in Treasury Bills with original maturities on the date of purchase of longer than three months and were included as a component of short term investments on the Condensed Consolidated Statement of Net Assets in Liquidation.

Contractual Payment Obligation

As of September 30, 2023, there have been no material changes to the contractual payment obligations table included in the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three and nine months ended September 30, 2023, there have been no material changes to the critical accounting estimates included in the Form 10-K filed with the SEC on March 28, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual report on Form 10-K, which was filed with the SEC on March 28, 2023.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at September 30, 2023, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

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

While management believes the measures described above and others that may be implemented should remediate the material weaknesses that we have identified, management does not expect to fully remediate these material weaknesses in the near term. Our management is currently evaluating the extent and timing of its remediation efforts including rationalizing the level of investment necessary to mitigate the level of risk brought on by our material weaknesses, in light of the progress being made in our Plan of Liquidation. We may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances, not to complete such actions due to the timing of carrying out the Plan of Liquidation.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three and nine months ended September 30, 2023, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $4.0 million and $21.3 million, respectively. Legal indemnification expenses paid during the three months ended September 30, 2023 and 2022, were $2.3 million and $1.6 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Legal indemnification expenses paid during the nine months ended September 30, 2023 and 2022, were $5.2 million and $3.6 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds, and provides for a centralized claims process for GPB Limited Partners in the EDNY Court, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper.

Objections to the Report and Recommendation, and all responses submitted thereto, were filed with the EDNY Court as of September 29, 2023. The EDNY Court will consider the Report and Recommendation and determine whether, and to what extent, to adopt it in a final ruling; it will not become a legally binding Order until it is adopted by the EDNY Court. Should the EDNY Court adopt the Report and Recommendation, a party would be permitted to appeal the decision to the United States Court of Appeals for the Second Circuit.

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

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing is currently scheduled for April 4, 2024.

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

PART II - OTHER INFORMATION

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the criminal case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. In September 2023, the Court denied a motion by the Auditor Defendants to stay the case, and instead has directed that certain discovery continue in the case. Any potential losses associated with this matter cannot be estimated at this time.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. Plaintiffs have filed their objection to and appeal of the Court’s decision.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde sought the appointment of an arbitration panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On request of Concorde, a three-member arbitration panel has been appointed. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On October 3, 2023, the Respondents requested a conference before the panel regarding the Respondents’ request to stay the arbitration until a decision is issued by EDNY Court on the appointment of a Receiver over GPB Capital. Any potential losses associated with this action cannot be estimated at this time.

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

GPB Capital Holdings, LLC et al. v. Patrick Dibre and 2150 Aventura Realty LLC (11th Judicial Circuit Ct, Miami-Dade County, Case No. 2023-021013-CA-01)

In August 2023, GPB and several of its partnerships, including the Partnership, filed suit in Florida State Court against Patrick Dibre and an entity under Dibre’s control, seeking, among other things, declaratory relief preventing Dibre from transferring the real estate underlying one of the automotive dealerships at issue in the litigation pending against Dibre in New York Supreme Court (as set forth above). GPB at the same time recorded a Notice of Lis Pendens on the real property at issue, which is located in Miami-Dade County, Florida, making a formal legal record of GPB and the other Plaintiffs’ enforceable and legally cognizable equitable interests in and to the property at issue. Neither Dibre nor 2150 Aventura Realty LLC has appeared in the case. Accordingly, on or about September 29, 2023, the Court granted Plaintiffs’ motion for a default against 2150 Aventura Realty LLC, and on or about October 18, 2023, the Court granted Plaintiffs’ motion for a default against Dibre. Any potential ruling in favor of the Partnership cannot be determined at this time.

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

Actions Settled During Periods Presented

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1, SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court has been discontinued.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement agreement, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

PART II - OTHER INFORMATION

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

10.1+

Management Services Agreement, by and between GPB Automotive Portfolio, LP and Highline Management Inc., dated January 1, 2020 (incorporated herein by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

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

Date: November 9, 2023