Form 10-K
period 2023-12-31
GPB Automotive Portfolio, LP
filed 2024-03-11
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56285

GPB Automotive Portfolio, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2484347 (I.R.S. Employer Identification No.)
c/o Highline Management, Inc. 55 Old Field Point Road, Suite 1 East Greenwich, CT 06830 (Address of principal executive offices)

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

As of December 31, 2023, there were 7,890 Class A Limited Partnership Units and 3,538 Class A-1 Limited Partnership Units outstanding.

Documents Incorporated By Reference: None.

Exhibit Index is located on page 54 of this filing.

.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K” or “Annual Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this Annual Report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Annual Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or any other reason.

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

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases, their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners, as defined below.

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

The aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate includes $763.6 million received directly by GPB Prime (as defined below) and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime Holdings, LLC (“GPB Prime”), an entity in which the Partnership holds a 66.5% interest, reached an agreement in principle with M&T Bank Corporation (“M&T Bank”) to allow for a $570.0 million distribution to the Partnership and GPB Holdings II, LP, of which $188.8 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

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

On October 16, 2023, the Partnership transferred the legal ownership of the sole remaining dealership, Prime Subaru Manchester, to Group 1, following the parties’ settlement of litigation (see “Item 3. Legal Proceedings” for more information on the Prime Subaru Manchester matter). Consideration of $33.4 million purchase price was placed into an escrow account, which was released to GPB Prime in April 2022. The net consideration received for the ownership transfer of Prime Subaru Manchester, including the initial closing consideration, was $34.5 million. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in any other investments are contemplated. In accordance with United States generally accepted accounting principles (“U.S. GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case (see “Item 3. Legal Proceedings”). In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, beginning with the quarter ended March 31, 2023 (see “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation” included in “Item 15. Financial Statements and Exhibits” for information on the impact this change in estimate had on the Consolidated Financial Statements). No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact on the Consolidated Financial Statements.

SEC Action, Monitorship and Related Matters

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Monitor Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered and amendment to the Monitor Order (the “Amended Monitor Order”), which amendment provided that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with the consent of GPB’s management.

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions, as well as any arbitrations, presently pending against GPB and the GPB-managed funds, or to be filed in the future and provides for a centralized claims process in the EDNY Court for GPB Limited Partners, to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation (“R&R”), recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and another defendant to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

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

On February 4, 2021, the seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

The following discussion of the authority of various governing bodies related to GPB is qualified by reference to the Amended Monitor Order. See “Item 3. Legal Proceedings” to our Consolidated Financial Statements for more information on the appointment of the Monitor.

Highline Management, Inc.

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide management and operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described above and in “Item 3. Legal Proceedings.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to, the: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, the initial five member Board (now three members, see “Item 10. Directors, Executive Officers and Corporate Governance”) was appointed, the remaining three members are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

Pursuant to a Management Service Agreement with GPB (“MSA”). Highline currently oversees, on GPB’s behalf, all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operation. As a result, Highline provides independent oversight and review of most aspects of our operations.

The initial iteration of the MSA was dated January 1, 2020. An amendment in May 2020 set forth that the MSA would be in effect for an initial three-year term, effective from January 1, 2020 through December 31, 2023. The MSA was subsequently amended in August 2021, through which the initial term of the MSA was extended to a five-year term, through December 31, 2024.

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

Pursuant to the April 14, 2021 Amended Monitor Order, operational and financial decisions made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor as are decisions to be made by GPB.

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

As of December 31, 2023, the Partnership no longer operates any dealerships.

Regulation

Human Capital Resources

As of December 31, 2023, there are no employees on a full-time equivalent basis.

Certain employees of Highline and certain third party consultants perform all general and administrative services pursuant to the MSA (see “Item 1. Business - Highline Management, Inc.”).

Our employees were fairly compensated, without regard to gender, race, ethnicity, religion, age, disability, sexual orientation, or expression, and routinely recognized for outstanding performance. To ensure the health and well-being of our employees, we provided access to benefits and offered programs that supported work-life balance and overall well-being including financial, physical and mental health resources. We endeavored to maintain workplaces that were free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conducted training to prevent harassment and discrimination and monitor employee conduct year-round. The Partnership believes a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. As a result, diversity and inclusion helped the Partnership meet the needs of customers. We strived to maintain a culture that enabled all employees to be treated with dignity and respect while devoting their best efforts to performing their jobs to the best of their respective abilities and operate in a supportive culture that incorporates highly ethical behavior. The Partnership measured employee engagement on an ongoing basis as it believes an engaged workforce leads to a more innovative, productive and profitable company. The results from engagement efforts were used to implement and enhance programs and processes designed to keep employees connected with the Partnership.

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

Item 1A. Risk Factors

Our net assets in liquidation and changes in net assets in liquidation, and the performance of our limited partnership interests, which we refer to as “Units”, may be adversely affected by a number of factors. The risks, uncertainties, and other factors that our Limited Partners and prospective Limited Partnership Unitholders should consider include, but are not limited to, the following:

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

Under Delaware law, in the event we fail to retain sufficient funds to pay the expenses and liabilities actually owed to our creditors, each Limited Partner could be held liable for payment to our creditors for claims brought during the three-year period after the effective date of dissolution, up to the lesser of (1) such Limited Partner’s pro rata share of amounts owed to creditors in excess of the contingency reserve, and (2) the amounts previously received by such Limited Partner in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a Limited Partner could be required to return part, or all, of the distributions previously made to such Limited Partner in the dissolution, and a Limited Partner could receive nothing from us under the Plan of Liquidation, but no Limited Partner will be liable for claims against the Partnership in excess of their capital account balance. Moreover, in the event a Limited Partner has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a Limited Partner incurring a net tax cost if the Limited Partner’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.

Our Limited Partners may not receive distributions to fully return their invested capital.

There can be no assurance that the Partnership will pay its operating expenses, liabilities, and obligations during the liquidation and wind-down process, and make distributions to its Limited Partners to fully return their paid capital, or any distributions at all in excess of their paid-in capital.

We and the General Partner are involved in material litigation arising from the operations of the Partnership and we are subject to litigation risks. Resolving litigation disputes can be costly and time consuming.

We, the General Partner, as well as Ascendant and Axiom Capital Management, Inc. (“Axiom”), affiliated broker-dealers, and current and former officers and employees of the foregoing, are defendants in lawsuits arising from the sale and marketing of the Units, including fees paid in connection therewith, and the operation of the Partnership, including the dissemination of information to Limited Partners regarding the Partnership and Partnership distributions. These lawsuits variously allege fraud and misrepresentation, misuse of investor funds, breach of fiduciary duty and other causes of action and seek substantial damages, injunctive relief, rescission, disgorgement and other remedies. As a result of outstanding litigation, there may be significant legal fees incurred by the Partnership.

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

The Partnership was required under federal securities laws to file a Registration Statement on Form 10 (“Form 10”)and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act. The Partnership failed to file a Form 10 until May 14, 2021. Owners of Class A Units and Class A-1 Units would have lacked material information about the Partnership prior to the filing of the Form 10 and may have been harmed by the Partnership’s delay in filing. The SEC has filed a lawsuit against the General Partner, and one of the allegations in the lawsuit is that the Partnership failed to file a Form 10 when required. The Partnership has incurred expenses in advancing funds to the General Partner to pay for its attorney’s fees and costs in that lawsuit, and will continue to incur expenses in that regard.

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

GPB anticipates that the resolution of these matters will likely take substantial time. In many of the cases, there is still significant discovery and/or investigation to be completed. When combined with lengthy motion practice and possible trial and appeals some or all of these matters may not be resolved for several years.

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

We expend significant financial and other resources to comply with the requirements of being a public reporting entity.

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

We collect, process, and retain personally identifiable information regarding Limited Partners and vendors in the normal course of our business. Our internal and third-party systems are subject to risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day-to-day basis. We invest in reasonable commercial security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, reputation with current and potential Limited Partners, employees, or vendors. We could also experience, other operational and financial impacts resulting from investigations, litigation, or imposition of penalties or other means.

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

The Partnership is dependent upon the efforts, experience, contacts and skills of Highline, GPB and its affiliates, as well as those of the independent managers recruited by GPB to assist in the management of the Partnership. The main governing bodies which ultimately manage and make decisions for the Partnership are the GPB Acquisition Committee, and GPB’s Operation Service Provider, Highline. The structure and composition of each of these bodies is described in “Item 10. Directors, Executive Officers and Corporate Governance” in this Form 10-K. Various employees of and advisors to GPB provide services to the Partnership, which are in addition to and separate from GPB’s services as General Partner of the Partnership. There can be no assurance that such employees and advisors will continue to provide services to GPB or will continue to function on the Partnership’s behalf. The future loss of any member of the GPB Acquisition Committee, or Highline, any of GPB’s key employees or any GPB or Highline employees or advisors providing services to the Partnership, could have a material, adverse effect on the Partnership, and the recruitment of qualified replacement personnel could prove difficult. We do not maintain any key man insurance for any such individuals. In addition, there is no key man succession plan currently in place.

The events of February 4, 2021, and thereafter, including the indictment of the owner and former officer of GPB, the filing by the SEC and other government agencies of litigations against GPB, and the appointment of the Monitor, may have an adverse impact on the ability of GPB to operate its business and manage the Partnership effectively. The Monitor was granted the authority to approve or disapprove of material actions proposed by Highline, GPB and its affiliates. The Monitor could recommend to the Court that the Partnership liquidate its assets or file for a reorganization in bankruptcy. In addition, pursuant to the Amended Monitor Order of April 14, 2021, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Form 10 - K, nor has management sought or obtained approval from the Monitor.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to the Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile sought a Court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval, was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by Order to Show Cause in the SEC Action an application to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose the Receivership Application. The Receivership Application and the Proposed Order were filed with the EDNY Court with the consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions, as well as any arbitrations presently pending against GPB and the GPB-managed funds or to be filed in the future, and a centralized claims process in the EDNY Court for GPB Limited Partners to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control. If appointed, the receiver could assume the right to operate and manage the business and we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking other activities that we would have otherwise pursued, may be required to settle disputes, including with creditors, in ways that we may not otherwise have agreed to outside of Receivership, or otherwise be subject to reorganization or liquidation.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a R&R, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the Report and Recommendation, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the Receivership Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and another defendant to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

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

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of Signature Bank would have access to all of their money after only one business day following the date of closure and we and other depositors with Signature Bank received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. On March 19, 2023 Signature Bank’s assets were acquired by Flagstar Bank, N.A. Nonetheless, GPB has secured banking relationships with larger banking institutions. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash, cash equivalents, and investments, in amounts adequate to finance our plan of liquidation could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash, cash equivalents, and investments could adversely impact our ability to meet certain steps in our plan of liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things, any of which could have material adverse impacts on the amount of total net assets in liquidation.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As previously discussed in “Item 1. Business” the Partnership is managed by GPB, through its affiliation with Highline. Among the services provided to the Partnership under the MSA is a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Partnership’s enterprise risk management system as administered and overseen by Highline and addresses the corporate information technology environment.

The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements.

Highline partners with leading cybersecurity companies and organizations, leveraging third-party technology and expertise, including secure cloud storage solutions, firewalls and monitoring software. Highline engages with these partners and their technology to monitor and maintain the performance and effectiveness of its corporate information environment.

Highline has a dedicated specialist who oversees Highline’s cybersecurity efforts on behalf of all of its clients. This specialist is responsible for assessing and managing Highline’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity specialist has experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes around the world, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by Highline.

The Board oversees the Partnership’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity specialist briefs the CEO, who presents to the Board annually, on the effectiveness of the Partnership’s cyber risk management program and any potential cybersecurity threats. Cybersecurity risks are reviewed by the Board, at least annually, as part of Highline’s corporate risk mapping exercise.

The Partnership faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Partnership has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Partnership’s business, financial condition, results of operations, or cash flows. See “Item 1A. Risk Factors – Risks Related to the Partnership and Plan of Liquidation – Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information” for more information about the cybersecurity risks the Partnership faces.

Item 2. Properties

As of December 31, 2023, we owned one property. This property is located in New York. The property consists primarily of an automotive showroom, service facility, supply facility, storage lot, parking lot and office.

Item 3. Legal Proceedings

We, our General Partner, and our former dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential financial loss. We are advancing funds, pursuant to indemnification clauses in the LPA, to officers, directors and representatives of the dealerships, as well as GPB, its principals, representatives, and affiliates, for any costs they may incur in connection with their legal defense of such disputes as required by various agreements or governing law. Any advancement of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the years ended December 31, 2023 and 2022, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $22.5 million and $12.3 million, respectively. Legal indemnification expenses paid during the years ended December 31, 2023 and 2022, were $14.2 million and $5.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount. In 2021, the Partnership expensed $4.0 million of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Regulatory and Governmental Matters

GPB and certain of its principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the Government’s allegations made against it, GPB intends to vigorously defend itself in court. These matters could have a material adverse effect on GPB and/or the Partnership’s net assets in liquidation.

Federal Matters

On February 4, 2021, the SEC filed the SEC Action against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought the Criminal Case against Mr. Gentile, Mr. Schneider, and Mr. Lash. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, and the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the Monitor over GPB until further order of the Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In the Complaint, in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile would be vetting any significant transactions or decisions, and looking out for the best interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered the Amended Monitor Order, which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction were filed with the EDNY Court with the consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds or to be filed in the future, and provides for a centralized claims process in the EDNY Court for GPB Limited Partners to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a R&R, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the Report and Recommendation, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the Receivership Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and another defendant to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

State Matters

On May 27, 2020, Massachusetts filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, the seven State securities regulators each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

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

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against it, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Since that time, the parties have been engaged in discovery. Any potential losses associated with this action cannot be estimated at this time.

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

Actions Settled or Discontinued During Periods Presented

AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021-01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1, SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the NHMVIB) (Case No. 2021-01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court was discontinued.

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement of litigation, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleged that defendants engaged in fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs sought damages pursuant to New York Labor Law Section 740 and Executive Law Section 296. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiff filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The complaint alleged deceptive and misleading business practices of the named defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same. Plaintiff alleged defendants’ collection of fraudulent rebates exceeded $1.0 million and sought class-wide injunctive relief, along with monetary and punitive damages and costs and fees. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

The Partnership offered $750.0 million in Units, and has issued $682.9 million in total of Class A, Class A-1, Class B, and Class B-1 Units, for which, there is currently no public market, nor can we give any assurance that one will develop. Each class was offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D under the Securities Act. As of December 31, 2023, the approximate number of holders of Class A Units was 3,595, of Class A-1 Units was 2,446, of Class B Units was 500, and of Class B-1 Units was 337.

The Partnership was required, under federal securities laws, to file a Form 10 and thereafter file periodic reports pursuant to Section 12(g) of the Exchange Act after the end of the first fiscal year in which it first had more than 2,000 holders of record of any Class of Units. The Partnership had more than 2,000 holders of record of Class A Units, and more than 2,000 holders of record of Class A-1 Units, for several years prior to the initial filing of the Form 10 in May 2021. As noted under the heading “Legal Proceedings” in Item 3, and elsewhere in this Form 10-K, the SEC Division of Enforcement has filed a lawsuit against the General Partner of the Partnership. One of the SEC’s allegations against the General Partner was the failure to timely file reports pursuant to Section 12(g) of the Exchange Act.

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

As of December 31, 2023, and through the date of this filing, the Partnership has 7,889.78 Class A Limited Partnership Units, 3,537.69 Class A-1 Limited Partnership Units, 1,504.04 Class B Limited Partnership Units and 589.08 Class B-1 Limited Partnership Units issued and outstanding. All classes have the same rights and the only distinction between classes are the Managerial Assistance fees and Selling and Service fees which are outlined in “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

There were no contributions for the years ended December 31, 2023, 2022 and 2021.

The proceeds received from historical issuance were used in accordance with the Partnership’s investment objectives and related expenses outlined in the LPA. There were no proceeds received for the years ended December 31, 2023, 2022 and 2021.

There were no redemptions for the years ended December 31, 2023, 2022 and 2021.

DISTRIBUTION POLICY

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has, at times since inception, made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees, resulting in a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. Class B and Class B-1 investors have received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2023 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

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

During the year ended December 31, 2023, there were state tax withholding distributions made on behalf of the Limited Partners of $1.6 million which is reflected as a reduction of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation and $0.2 million of which was in excess of the corresponding liability recorded and reflected as tax distributions made in excess of liabilities recorded on the Consolidated Statement of Changes in Net Assets in Liquidation.

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

Net profits and net losses are to be allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses are determined on an accrual basis of accounting in accordance with U.S. GAAP.

Redemptions

As per the LPA and PPM, Limited Partners who have held their Units for at least one year may request that the Partnership repurchase all, but not less than all, of their Units. A Limited Partners’ ability to request a redemption may not be construed to mean a Limited Partner has any right to demand or receive the return of such Limited Partners’ capital contribution or otherwise modify any limitations under the PPM. The Partnership intended to redeem Units on a quarterly basis on the last business day of each calendar quarter and will not redeem in excess of 10% of the Units during any 12-month period, provided that the Partnership will not redeem any Units held by a Limited Partner prior to the time that is 60 calendar days after the Partnership receives the required written notice from the Limited Partner. The redemption price for redeemed Units will be 97% of the net asset value of such Units as of the close of business on the applicable redemption date, minus any fees incurred by the Partnership in connection with the redemption, including legal and administrative costs for redemption. The General Partner reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the price or prior notice period for redemptions, or (3) terminate, suspend and/or reestablish the Partnership’s redemption program. The General Partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase Units. Generally, the cash available for redemptions will be limited to 10% of the Partnership’s operating cash flow from the previous fiscal year. If the funds set aside for the redemption program are not sufficient to accommodate all requests as of any calendar quarter end, then at such future time, if any, when sufficient funds become available in the General Partner’s sole discretion, pending requests will be honored among all requesting Limited Partners in accordance with their order of receipt.

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

Financial Condition, Results of Operations, and Liquidity

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. GPB, a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fifth Amended and Restated LPA dated April 27, 2018 (as the same may be amended from time to time). Pursuant to the LPA, GPB conducts and manages our business. Robert Chmiel, GPB’s Chief Executive Officer and Chief Financial Officer, currently serves as the sole manager of GPB under the term of GPB’s limited liability company agreement. However, as further described in “Item 1. Business” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary, Highline, pursuant to which Highline provides certain management services to GPB to assist GPB in fulfilling GPB’s duties as the Partnership’s General Partner.

On February 11, 2021, the EDNY Court issued an Order appointing the Monitor, who was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. The Monitor, pursuant to the original Monitor

Order and the April 14, 2021 Amended Monitor Order, is required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Item 3. Legal Proceedings” for additional information.

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships primarily in the northeastern United States, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners. As of December 31, 2023, the Partnership does not own or operate any dealerships.

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

Included in the aggregate consideration of $824.9 million for the sale of 28 dealerships and real-estate was $763.6 million received directly by GPB Prime and was therefore, restricted from distribution to the Partnership or any of its affiliates pursuant to the terms of the M&T Credit Agreement. On December 28, 2021, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for a distribution to the Partnership and GPB Holdings II, LP, of a sum of $570.0 million of which $188.8 million was distributed to GPB Holdings II, LP, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

In January 2022, the Partnership and GPB Prime entered into an Amendment to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million, representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from LIBOR to SOFR subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only own one new vehicle dealership and no longer require the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

On October 16, 2023, GPB Prime transferred legal ownership of the sole remaining dealership, Prime Subaru Manchester, to Group 1, following the parties’ settlement of litigation (see “Item 3. Legal Proceedings” for more information on the Prime Subaru Manchester matter). Consideration of $33.4 million purchase price was placed into an escrow account, which was released to the GPB Prime in April 2022. The net consideration received for the ownership transfer of Prime Subaru Manchester, including the initial closing consideration, was $34.5 million. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline management, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership. Highline management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in any other investments were contemplated. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Board formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its Limited Partners, because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Item 3. Legal Proceedings”). In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, effective for the quarter ended March 31, 2023 (see “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation” included in “Item 15. Financial Statements and Exhibits” for information on the impact this change in estimate had on the Consolidated Financial Statements). No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact on the Consolidated Financial Statements.

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

Our consolidated financial statements as of and for the years ended December 31, 2023 and 2022, include Consolidated Statements of Net Assets in Liquidation as of December 31, 2023 and 2022, Consolidated Statements of Changes in Net Assets in Liquidation for the years ended December 31, 2023 and 2022, and all disclosures necessary to present relevant information about our expected resources in liquidation. Because the approval of our Plan of Liquidation occurred on December 28, 2021, and we adopted December 31, 2021 as a more convenient date to commence liquidation accounting, the presentation of changes in net assets in liquidation from December 28, 2021 to December 31, 2021 would not provide meaningful information to users of the financial statements and therefore, no such consolidated financial statement has been presented herein. As required by U.S. GAAP, we have presented Consolidated Statements of Operations, Partners’ Capital, and Cash Flows on a going concern basis up to and including December 31, 2021.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Board, and forecasts generated by our management. Estimates for the liquidation value of Prime Subaru Manchester, prior to the transfer in October 2023, were determined through a combination of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation as approved by Highline will be sold by June 30, 2025, with liquidation complete by December 31, 2025, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the GPB’s external counsel and contemplates such matters as the timing of Mr. Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation. Any delays in the timing of the resolution of these matters could significantly delay both the completion date and the amounts available to be distributed upon liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Consolidated Financial Statements.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2021, comparisons of the year ended December 31, 2023 to the prior year ended December 31, 2022 are not meaningful, and therefore we no longer discuss the changes in results of our operations.

Dispositions

The results of operations for the year ended December 31, 2021 is primarily influenced by the disposition of our dealerships pursuant to the sale of substantially all of our operating assets, including real estate, to Group 1. We did not acquire any dealerships during any of the periods presented.

Net proceeds received from dispositions, as well as other certain disposition-related information is presented below:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021

Number of dealerships disposed	1	—	34
Number of franchises disposed	1	—	18
Net proceeds from disposition of dealerships	$—	$34,403	$629,580

Proceeds received from the sale of dealerships is net of the repayment of the related floor plan debt.

On October 16, 2023, GPB Prime transferred ownership of the sole remaining dealership, Prime Subaru Manchester, to Group 1, following the parties’ settlement of litigation (see “Item 3. Legal Proceedings” for more information on the Prime Subaru Manchester matter). The net proceeds of $34.4 million from the sale of Prime Subaru Manchester were received in 2022, in advance of the final transfer in October 2023.

During the year ended December 2021 the Partnership sold 34 dealerships. The Partnership received net proceeds of $629.6 million.

Additionally, proceeds of $nil, $nil, and $285.2 million for the sale of property and equipment (including related real estate) was received in 2023, 2022, and 2021, respectively.

Liquidity and Capital Resources

The Partnership has historically relied primarily on cash on hand, cash flows from operations, floorplan lines of credit and borrowings under our credit facilities as the main sources for liquidity. We used those funds to invest in capital improvements and additions and satisfy contractual obligations. Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. We had $547.4 million in cash on hand and investments, and $2.2 million in restricted cash as of December 31, 2023. We expect that this will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts as of December 31, 2023, that obligate the Partnership to contractual payments. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	Payments Due by Period
					More Than 5
		Less than 1 Year	1 - 3 Years	3 - 5 Years	Years (2029 and
	Total	(2024)	(2025 and 2026)	(2027 and 2028)	thereafter)
Notes payable - related parties	20,643	20,643	—	—	—
Total	$20,643	$20,643	$—	$—	$—

Additionally, $5.6 million of interest has been accrued associated with these notes payable - related parties and is included as a component of the $20.6 million reflected in the table above.

Holding Company Status

The Partnership is a holding company that does not conduct any business operations for its own.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition in liquidation.

Our most critical accounting estimates include those related to reserves for potential litigation and our liquidation accounting estimates including: the date on which we expect the liquidation process to be complete, the estimated legal costs expected to be incurred during the liquidation process, estimated settlement proceeds of our assets, estimated settlement amounts of our liabilities, and the estimated revenue and operating expenses that were projected through the date in which we no longer operate Prime Subaru Manchester. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable, however, the actual results could differ from the estimates and assumptions made in the preparation of the accompanying Consolidated Financial Statements.

Reserves for potential litigation

We, our General Partner, and our subsidiaries are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, and many of those matters expose us to potential financial loss and the resolutions of which could impact our estimated liquidation completion date. We record a liability when we believe that it is probable a loss will be incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being a resolution and the estimated amount of a loss related to such matters.

Liquidation Basis of Accounting

As of December 31, 2021, the Partnership transitioned from a going concern basis of accounting to a liquidation basis of accounting in accordance with U.S. GAAP. Under the Liquidation Basis, the remeasurement of the Partnership’s assets and liabilities includes management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities. The estimated liquidation values for assets and liabilities derived from future operations and asset sales and the settlement of estimated liabilities are reflected on the Consolidated Statements of Net Assets in Liquidation in “Item 15. Financial Statements and Exhibits.” The actual amounts realized could differ materially from the estimated amounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk related to our significant cash, cash equivalents and investment security balances as a result of the sale of substantially all of our assets. All cash and cash equivalents were held in bank deposits, and investment securities were held in U.S. Treasury Bills as of December 31, 2023. If interest rates decrease in the future, we will earn a lower return on our cash balances, which would impact interest income along with cash flows but would not materially impact the fair market value of the related underlying instruments

We currently do not have outstanding debt with variable interest rates, and we do not use derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto required by this item begin on page F-1 as listed in “Item 15. Exhibits and Financial Statement Schedules” of Part IV of this Form 10-K and are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses set forth below.

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

Remediation Plan

Our management is committed to maintaining a strong internal control environment and implementing measures designed to help ensure the financial statements are free of material error. To remediate the material weaknesses, management believes the following remediation plans would have to be developed, implemented, and tested:

●	establishing a hierarchy of review with the appropriate complement of management personnel, and
●	implementing intensive review policies and procedures to be performed at an appropriate level of precision.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing effort to implement elements of our remediation plan, there were no changes in our internal control over financial reporting during the last three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 14, 2021, the EDNY Court entered the Amended Monitor Order, which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction were filed with the EDNY Court with the consent of GPB’s management.

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

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions as well as any arbitrations presently pending against GPB and the GPB-managed funds or to be filed in the future, and provides for a centralized claims process in the EDNY Court for GPB Limited Partners to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a R&R, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the Receivership Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and another defendant to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

GPB Summary

GPB is a Delaware limited liability company, registered as an investment adviser with the SEC. Under the Partnership’s LPA, GPB conducts and manages our business. However, pursuant to a MSA with Highline, Highline oversees all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. The main governing body internal to GPB is the Acquisition Committee. While GPB, through its Acquisition Committee, controls all major asset acquisition and divestiture decisions concerning the Partnership, Highline is responsible for reporting and monitoring distributions to our Limited Partners. Pursuant to the April 14, 2021 Amended Order issued by the EDNY Court, Highline’s operational and financial decisions regarding the affairs of the Partnership are subject to the Monitor’s authority.

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

Robert Chmiel, Chief Executive Officer and Chief Financial Officer

Robert Chmiel, 63, Chief Executive Officer (since July 2021), Interim Chief Executive Officer (from February 2021 to June 2021) and Chief Financial Officer of GPB (since November 2019), leads all aspects of the firm, including investment management, accounting and finance, legal and compliance, and communications and investor relations. Mr. Chmiel has extensive experience in due diligence and SEC filings for publicly traded companies. His experience also includes six years of various finance roles with The Walt Disney Company, most notably as a senior member of the executive team which launched Disney Online. Most recently, he was the CFO of Orion Resource Partners, a $4 billion New York-based commodity-themed investment manager. Prior to Orion, Mr. Chmiel was the CFO and Head of Marketing for Pia Capital Management, a Greenwich, CT- based global macro hedge fund. Before Pia, Mr. Chmiel was the Managing Principal of RC Financial Group LLC, a financial consulting firm which specialized in due diligence services, capital raising, marketing and CFO services to hedge funds, private equity funds as well as to small and micro-cap public companies. Mr. Chmiel holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Arts in Economics from the College of the Holy Cross.

Michael Emanuel, GPB General Counsel and Chief Compliance Officer

Michael Emanuel, 57, is the General Counsel and Chief Compliance Officer of GPB (since August 2020) and is responsible for all legal, compliance and regulatory functions. Mr. Emanuel joined GPB from Stroock & Stroock & Lavan, a New York-based law firm where he served as a partner (March 2018 - July 2020). There, he advised clients in matters relating to fund, adviser and family office legal, compliance and regulatory infrastructure. Mr. Emanuel has focused his career practice on investment adviser and investment company regulation, the representation of investment funds and investment advisors in the formation, structuring, capitalization and operations of investment funds and management businesses. Prior to becoming a law firm partner, Mr. Emanuel spent over 20 years as a general counsel, chief compliance officer, chief operating officer and senior vice president at leading registered investment management firms, family offices, global banks and other financial services and law firms, most recently at Eagle Investment Solutions (from June 2010 -

March 2018). Mr. Emanuel received his Juris Doctor degree from Fordham University and his Bachelor of Science in Accounting from Washington University.

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

Highline Board of Directors

The Board currently consists of three members (the “Directors”) all of which are independent. The Directors are Walter Bishop, Jane Kanter, and Thomas Lemke. David Gentile, the former Chief Executive Officer of GPB, served as Chairman of the Board. In February 2021, David Gentile resigned his Board position. Mr. Gentile’s position as Chairman was assumed by Michael Frost following Mr. Gentile’s resignation, until February 2022. In February 2022, Mr. Frost resigned from the Board, and Jane Kanter replaced Mr. Frost as the Board’s Chair. The biographies of current Board members are contained in this “Item 10. Directors, Executive Officers and Corporate Governance.”

Highline Management Services Agreement

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective as of January 1, 2020 through December 31, 2022. The MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended for a five-year term, through December 31, 2024.

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

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider fee, or OSP, to Highline at an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB. In 2023, 2022, and 2021, OSP fees paid to Highline amounted to $0.8 million, $1.1 million, and $3.6 million respectively.

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

Name	Position with Highline	Director Tenure
Walter Bishop+	Director	January 2020 - Present
Jane Kanter+	Director and Chair	January 2020 - Present
Thomas Lemke+	Director	April 2021 - Present

+	Independent director

In January 2024, Joseph LaPorta resigned as a Director and the remaining Directors reduces the size of the Board from four to three members. Mr. LaPorta’s decision to resign was not the result of any disagreement relating to the Partnership’s operations, policies and practices.

Jane Kanter, Board Chair, Independent Director, and Chair of the Governance Committee

Jane Kanter, 74, is a retired financial services industry professional. From February 2021 through March 2023, Ms. Kanter served as a director of 2nd Vote Value Investments, Inc. and held various executive positions at 2nd Vote Advisers, LLC, which was the sponsor and investment manager of three SEC registered exchange traded funds and adviser to numerous separately managed accounts. From January 1, 2018 through December 31, 2019, Ms. Kanter served as Chief Counsel of Manifold Partners, LLC, which is as an investment adviser to private investment funds and separately managed accounts. From June 2014 through September 2016, Ms. Kanter served as General Counsel and Chief Operating Officer of ARK Investment Management LLC, a prominent investment adviser that focuses on disruptive innovation and offers investment advice to retail and institutional investors. From May 1997 through June 2014, Ms. Kanter was a Senior Partner at Dechert LLP, a leading global law firm that delivers practical commercial advice on complex matters and transactions. Starting in 1980, Ms. Kanter has worked in the financial services industry in various capacities: in private legal practice as a senior partner with various law firms, with T. Rowe Price Associates as Vice President and Legal Counsel, and at the SEC’s Division of Investment Management as the Head of the Investment Company Disclosure Study. Ms. Kanter has published numerous articles on topics concerning investment advisers and asset management firms. Ms. Kanter has also acted as a consultant to foreign governments and foreign and domestic regulatory bodies on matters relating to the regulation of securities, securities markets and specialized asset management issuers. The Board has concluded that Ms. Kanter’s qualifications to serve on the Board include, among other things, her vast experience in counseling financial services firms, both as a senior executive and as a senior partner with one of the nation’s leading law firms.

Walter Bishop, Independent Director and Chair of the Audit Committee

Walter (“Wally”) Bishop, 62, served as Managing Director within Deutsche Bank’s (“DB”) USA Regional Management Team, responsible for several key roles within DB’s U.S. operations including, Chief Operating Officer for DB’s U.S. Bank ($40Bn), Chairman of the Board for DB Trust Company Delaware, member of the Board of Directors and Branch Manager for DB Cayman Islands Branch ($100Bn) and Head of Governance for Capital Management and Stress Testing, from January 2015 until his retirement in June 2019. Prior to DB, Bishop worked as a manager at KPMG Peat Marwick in the financial services audit practice, managing audits for several key financial services clients, including Manufacturers Hanover and Donaldson, Lufkin & Jenrette Securities Corp. Mr. Bishop also served as Chief Financial Officer and Deputy General Manager for Nordbanken’s U.S. operations and Chief Administrative Officer for Barclays Bank U.S. Mr. Bishop most recently served as a Senior Advisor to Thunder Bridge Capital Acquisition II ($300M IPO). Mr. Bishop is a Certified Public Accountant (CPA), Chartered Financial Analyst (CFA) and Project Management Professional (PMP). Mr. Bishop also currently serves on the board of Syntec Optics as Lead Independent Director and Chairman of the Audit Committee since November 2023. The Board has concluded that Mr. Bishop’s qualifications to serve on the Board include, among other things, his management and financial experience as a senior executive of a large banking firm and his qualifications as a “financial expert” under the rules of the federal securities laws.

Thomas Lemke, Independent Director and Chair of the Compensation Committee

Thomas Lemke, 69, is a retired financial services industry executive with over 35 years of experience, including experience in various senior management positions with financial services firms, in addition to multiple years of service with the SEC and with a major law firm. He has a background in internal controls, including legal, compliance, internal audit, risk management, and fund administration, and has served as general counsel for several financial services firms. He has familiarity with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters through his prior experience (including as Executive Vice President, General Counsel, and Head of the Governance Group of Legg Mason, Inc.). He has gained experience as an independent director of several registered investment companies. Finally, Mr. Lemke is co-author of a number of legal treatises on the regulation of mutual funds, investment advisers, and broker-dealers. The Board has concluded that Mr. Lemke’s qualifications to serve on the Board include, among other things, his extensive experience with a variety of financial, governance, accounting, investment, regulatory, risk, and operational matters.

Highline Audit Committee

The Highline Audit Committee (the “Audit Committee”) consists of at least three independent members of the Board. The members are appointed by the Board and serve on the Audit Committee as long as they continue to serve as independent members of the Board. Per the Audit Committee charter, each member must be financially literate in accordance with New York Stock Exchange (“NYSE”)

requirements and at least one member of the Audit Committee shall be an “audit committee financial expert” as such term is defined in the rules and regulations promulgated by the SEC. Mr. Bishop is the Board’s audit committee financial expert.

The Audit Committee is currently composed of three members – Walter Bishop, Jane Kanter and Thomas Lemke. The Board has determined that the Audit Committee members are independent, as that term is used in the NYSE listed company manual, from both GPB and Highline. Board members are compensated as stated in “Item 11. Executive Compensation.”

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditors engaged for the purpose of rendering an audit report on the financial statements of the Partnership or performing other audit, review or related services for the Partnership. The Audit Committee’s responsibilities include resolutions of any disagreements between management of the Partnership and the independent auditor regarding financial reporting. The independent auditor reports directly to the Audit Committee. Specifically, the Audit Committee ensures:

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

Robert Chmiel, Chief Executive Officer

See “GPB Executive Leadership” section above for Mr. Chmiel’s complete biography. Mr. Chmiel was CFO of Highline from July 2020 through January 2022.

Michael Emanuel, General Counsel

See “GPB Executive Leadership” section above for Mr. Emanuel’s complete biography.

Evan Cutler, Chief Financial Officer

Mr. Cutler, 39, Chief Financial Officer (since January 2022), previously served as Senior Controller of Highline, and formerly GPB, since April 2019. Mr. Cutler leads all financial aspects of Highline, including finance and accounting, financial reporting, taxes, and assists in all other areas of Highline’s business. Mr. Cutler was previously Controller of Capstone Investment Advisors from 2015 to 2018, where he led the fund accounting group and was responsible for P&L, review and monitoring of operations functions, month end close processes, regulatory filings, financial statements, taxes, investor due diligence meetings and new fund launches from an accounting and operational perspective. Mr. Cutler also was a member and presenter to the valuation committee of Capstone Investment Advisors. Mr. Cutler has 15 years total experience in the investment management industry, is a Certified Public Accountant licensed in the state of New Jersey, and has a B.S. from Montclair State University.

ADMINISTRATOR

GPB has engaged Phoenix American Services, Inc. (“Phoenix” or the “Administrator”) to perform various third-party administrative services for us, including certain investor administration and investor relations functions. Phoenix provides investor administration functions including: new business processing, bank account management, electronic document management, database and file management, electronic and physical data storage, confirmation letters and investor / financial representative record access through a customized web portal. Investor relations functions include: distributions and redemptions processing, account summary, commission calculation, tax reporting and Office of Foreign Asset Control (“OFAC”) compliance.

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

We have set forth below the compensation of all persons who served as a principal executive officer or principal financial officer of GPB and Highline, and the other applicable executive officers of GPB and Highline, during the year ended December 31, 2023. For certain officers, a portion of the compensation was paid by GPB and the remainder was paid by Highline and the applicable tables reflect the respective amounts paid by each of them.

Also, we have set forth below the compensation paid to the members of the Board during the year ended December 31, 2023. As the members of the GPB Acquisition Committee are not separately compensated for their service on the Acquisition Committee, compensation information for the Acquisition Committee is not set forth below.

GPB Executive Compensation

The cash compensation with respect to 2023 that was payable by GPB to each of GPB’s executive officers who were serving as of December 31, 2023 in respect of their services to GPB is set forth in the GPB 2023 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from GPB in 2023, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Employment Agreements with Robert Chmiel and Michael Emanuel

On November 15, 2023, GPB and Highline entered into the third amended employment agreements with each of Robert Chmiel and Michael Emanuel, pursuant to which Mr. Chmiel serves as Chief Executive Officer and Chief Financial Officer of GPB and Chief Executive Officer of Highline, and Mr. Emanuel serves as General Counsel and Chief Compliance Officer of GPB and General Counsel of Highline.

Each agreement provides that the executive will receive annualized base salary compensation of $1,000,000, of which $750,000 is payable in equal semi-monthly installments throughout the year and the remaining $250,000 is payable in a lump sum each year, occurring on or about February 15 of each year thereafter, provided each are employed as of December 31 of that year.

In addition, each agreement provides for a stay bonus (the “Stay Bonus”) payment equal to $300,000 each, which vests on February 15, 2024. Further, to the extent that each executive continues to be employed by GPB or Highline on each of February 15, 2025, February 15, 2026 and February 15, 2027, each shall be entitled to receive an amount equal to $333,333 (each, a “New Stay Bonus”) to be paid no later than February 22 of such calendar year. If the executive’s employment is terminated without Cause or the executive terminates for Good Reason, in each case prior to the payment of the final such payment, the executive will receive a pro-rata payment in respect of the amount payable on the next applicable payment date based on the duration of the executive’s employment from the prior February 15 through the date of termination. Following the payment of the Stay Bonus in February 2024, each executive will be eligible to participate in Highline’s key employee retention program (“KERP”) if, and to the extent, such a KERP is adopted by GPB and Highline for 2024 and subsequent years. The amount, if any, of such retention payment under the KERP for 2024 and subsequent years, if applicable, shall be determined by the Compensation Committee of the Board (and, if applicable, the monitor or receiver appointed by the District Court in Securities and Exchange Commission v. GPB Capital Holdings, LLC, et al., 21 cv 00583 (MKB) (VMS) (such receiver or monitor referred to hereinafter as the “Monitor”). The right to any payments from the KERP shall be determined solely based on the terms of the KERP as adopted by GPB and Highline and approved by the Compensation Committee of the Board and the Monitor.

Each agreement provides that if the executive’s employment is terminated without Cause or the executive terminates for Good Reason, or the executive terminates due to death or Disability (as defined in the agreement), the executive will receive a payment of COBRA costs for up to 18 months following the date of termination. These payment amounts were funded into an escrow account in accordance with the terms of the agreements.

The agreements provide for various restrictive covenants, including with respect to confidential information and assignment of inventions, restrictions on soliciting clients and customers for one year following termination and non-disparagement.

For purposes of the agreements, Good Reason means, in summary, (i) a material adverse change in title or duties, (ii) a non-appealable legal or regulatory finding of a material breach of the agreement by GPB or Highline, (iii) a relocation of executive’s principal office location outside of Connecticut, New York or Florida or a prohibition on working from home, (iv) certain new legal or regulatory actions by or against GPB or Highline, the factual basis for which arises after April 30, 2021, and (v) certain felony actions relating to GPB or its members following April 30, 2021.

GPB 2023 Summary Compensation Table

The following table provides the compensation paid by GPB to the executive officers of GPB who were serving as of December 31, 2023.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1)($)	Compensation(2) ($)	Total ($)
Robert Chmiel	2023	712,500	—	63,014	775,514
Chief Executive Officer and Chief
Financial Officer of GPB (3)	2022	650,000	—	68,493	718,493
Michael Emanuel	2023	141,667	—	21,918	163,585
General Counsel and Chief
Compliance Officer of GPB(3)	2022	325,000	—	43,836	368,836

1.	The amounts in this column represent bonuses paid to the executive officer with respect to the applicable year listed in the table.
2.	The amounts in this column represent payouts for unused personal time off”(PTO”) with respect to the applicable year listed in the table.
3.	Mr. Emanuel has served as General Counsel and Chief Compliance Officer of GPB since August 2020, Mr. Chmiel has served as the Chief Financial Officer of GPB since November 2019.

Grants of Plan-Based Awards

During the year ended December 31, 2023, GPB did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, the executive officers of GPB did not have any outstanding equity awards of GPB.

Option Exercises and Stock Vested

During the year ended December 31, 2023, the executive officers of GPB did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2023, GPB did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2023, GPB did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that would be payable to Messrs. Chmiel and Emanuel upon a termination of employment by GPB without Cause, by the executive for Good Reason or as a result of the executive’s death or Disability, in each case as of December 31, 2023.

Severance(1)
Name	Cash ($)	Bonus ($)	($)	Other ($)	Total ($)
Robert Chmiel	—	—	—	—	—
Michael Emanuel	—	—	—	—	—

1.	All severance payments are contingent on a fully effective separation agreement. The amounts do not include the value of any COBRA payments.

Highline Executive Compensation

The cash compensation with respect to 2023 that was payable by Highline to each of Highline’s executive officers who were serving as of December 31, 2023 in respect of their services to Highline is set forth in the Highline 2023 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Monitor. The executive officers did not receive any equity awards or other non-cash compensation from Highline in 2023, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Highline 2023 Summary Compensation Table

The following table provides the compensation paid to the principal executive officer, principal financial officer and two most highly compensated executive officers of Highline who were serving as of December 31, 2023, along with the former Chief Executive Officer and a former Managing Director, who each ceased providing services in 2022.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(2) ($)	Compensation ($)		Total ($)
Robert Chmiel, Chief Executive	2023	587,536	—	—		587,536
Officer	2022	650,000	—	—		650,000
Michael Emanuel, General Counsel	2023	1,158,390	—	—		1,158,390
	2022	975,000	—	—		975,000
Evan Cutler, Chief Financial Officer	2023	345,833	135,000	—		480,833
	2022	287,500	175,000	5,800	(5)	468,300
Nico Gutierrez, Managing Director	2023	362,500	330,000	—		692,500
	2022	300,000	345,000	5,800	(5)	650,800
Michael Frost, Former Chief	2023	—	—	300,000	(3)	300,000
Executive Officer	2022	300,000	400,000	328,846	(3)	1,028,846
Daniel Rainey, Former Managing	2023	—	—	—		—
Director	2022	150,000	225,000	169,915	(4)	544,915

1.	All executives listed had a hire date of July 1, 2020 except for Mr. Frost (August 1, 2020) and Mr. Rainey (September 1, 2020).
2.

The amounts in this column represent annual bonuses paid to the executive officer with respect to the applicable year listed in the table and, for Messrs. Cutler and Gutierrez, a portion of the reported bonus amount for 2023 and 2022 was paid under the key employee retention program.

3.	The amount in this column represents cash severance and PTO pay-out paid to Mr. Frost in connection with his termination on June 30, 2022.
4.	The amount in this column represents cash severance and unused personal time off paid to Mr. Rainey in connection with his termination on June 30, 2022.
5.	The amount in this column represents retirement plan matching contributions paid by Highline.
6.	Mr. Cutler has served as Chief Financial Officer since January 2022.

Grants of Plan-Based Awards

During the year ended December 31, 2023, Highline did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, the executive officers of Highline did not have any outstanding equity awards of Highline.

Option Exercises and Stock Vested

During the year ended December 31, 2023, the executive officers of Highline did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2023, Highline did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2023, Highline did not provide its executive officers with a non-qualified deferred compensation plan.

Potential Payments Upon Termination or Change of Control

The following table sets forth certain information with respect to compensation that has been paid to Mr. Frost and Mr. Rainey as a result of the termination of their employment by Highline without Cause on June 30, 2022. The severance payable to Messrs. Chmiel and Emanuel upon a qualifying termination of employment has been included in the section entitled “GPB Executive Compensation—Potential Payments upon Termination or Change of Control” and has not been reproduced here. No other Highline executive officers who were serving as of December 31, 2023 were entitled to any severance payments or benefits upon a termination of employment.

Name	Cash ($)	Bonus ($)	Severance(1) ($)	Other ($)	Total ($)
Michael Frost	—	—	600,000(1)	—	600,000
Daniel Rainey	—	—	150,000(2)	—	150,000

1.	The amount represented is equivalent to twelve months of Mr. Frost’s base salary and would be paid out over a twelve month period. However, the actual amount paid could be less if other employment is obtained prior to the twelve months being reached. The portion of the payments made for 2023 and 2022 are reflected in the Highline 2023 and 2022 Summary Compensation Tables above.
2.	The amount represents six months of Mr. Rainey’s base salary paid out over a six month period and does not include the value of any COBRA payments.

Highline Directors Compensation

The following table provides the compensation paid to the Highline Directors who served for all or part of 2023 with respect to the year ended December 31, 2023.

	Fees earned or				All other
	paid in cash		Stock	Option	Compensation
Name	($)		Awards ($)	Awards ($)	($)	Total ($)
Walter Bishop	215,000	(1)	—	—	—	215,000
Jane Kanter	190,000	(2)	—	—	—	190,000
Joseph LaPorta	120,000	(3)	—	—	—	120,000
Thomas Lemke	190,000	(4)	—	—	—	190,000

1.	Includes committee member fees paid to Mr. Bishop for serving as the Audit Committee Chair and as a member of the Governance and Compensation Committees of $57,500, $18,750 and $18,750 respectively.
2.	Includes committee member fees paid to Ms. Kanter for serving as the Governance Committee Chair and as a member of the Audit and Compensation Committees of $20,000, $31,250 and $18,750 respectively.
3.	Mr. LaPorta resigned from the Board effective January 19, 2024
4.	Includes committee member fees paid to Mr. Lemke for serving as a member of the Audit, Governance and Compensation Committees of $31,250, $18,750 and $20,000 respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The Partnership is a limited partnership, and GPB serves as our General Partner pursuant to the LPA. As of December 31, 2023 and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

As of December 31, 2023 and through the date of this filing, David Gentile, owns directly or indirectly 6.2 of the 13,520.59 outstanding Units of the Partnership through GPB Auto SLP, LLC, an affiliate of the General Partner.

				Percentage				Percentage of
	Class A	Percentage of	Class A-1	of Class	Class B	Percentage of	Class B-1	Class B-1
Beneficial Owner	Units	Class A Units	Units	A-1 Units	Units	Class B Units	Units	Units
Executive Officers and	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Directors	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)	Owned	Owned (%)
David Gentile**	5.2	*	—	*	1.0	*	—	—%
Rob Chmiel	—	—%	—	—%	—	—%	—	—%
Evan Cutler	—	—%	—	—%	—	—%	—	—%
Michael Emanuel	—	—%	—	—%	—	—%	—	—%
Michael Frost	—	—%	—	—%	—	—%	—	—%
Walter Bishop	—	—%	—	—%	—	—%	—	—%
Jane Kanter	—	—%	—	—%	—	—%	—	—%
Thomas P. Lemke	—	—%	—	—%	—	—%	—	—%
All executive officers and directors as a group (8 persons)	5.2	*	—	*	1.0	*	—	—%

*	Less than 1%
**	Mr. Gentile is the former Chief Executive Officer of GPB, effective as of February 2021 (see “Item 1. Business”)

CHANGE IN CONTROL

We and GPB are not aware of any arrangements with respect to our Units, which may at a subsequent date result in a change of control.

Item 12A. Recent Sales of Unregistered Securities

None

Item 13. Certain Relationships and Related Transactions, and Director Independence

FEES AND EXPENSES

The Partnership has entered into, and expects to continue to enter into, numerous related party transactions. The Partnership has incurred, and estimates it will incur in the future, the following fees and expenses:

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

During the year ended December 31, 2023 and 2022, the Partnership paid $5.0 million and $8.5 million, respectively, in managerial assistance fees which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

During the year ended December 31, 2023, GPB increased the Management Assistance Fees expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $7.6 million primarily due to the extension of the expected liquidation completion date from December 31, 2024 to December 31, 2025.

During the year ended December 31, 2022, GPB reduced the Management Assistance Fees expected to be paid during the liquidation term resulting in a reduction in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $10.8 million.

Managerial Assistance Fees charged to expense and included in the Consolidated Statements of Operations for the years ended December 31, 2021 was $12.2 million.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB, in full, for all of the expenses paid on its behalf. The balance associated with Partnership expenses payable was $0.3 million and $0.1 million of December 31, 2023 and 2022, respectively, and was included as a component of due to related parties in the Consolidated Statements of Net Assets in Liquidation. Partnership expenses paid for the year ended December 31, 2023 and 2022 were $14.3 million and $6.9 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2021 was $6.0 million. For the year ended December 31, 2021, the Partnership reimbursed Highline $1.2 million for professional fees that are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.

The partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

NOTES PAYABLE TO RELATED PARTIES

In 2017, the Partnership entered into two loan agreements with an affiliate of the Partnership, GPB Automotive Income Sub-Fund, Ltd. (“GPB AISF”), an offshore financing facility formed for the benefit of the Partnership, (“AISF Note 5 and AISF Note 6”) for a total of $11.8 million. In 2019, the Partnership entered into one loan agreement (“AISF Note 7”) with GPB AISF for $3.3 million.

Each AISF note was initially set to mature four years from the issuance date, and accrued interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022.

AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments were deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7.

Upon maturity, payments have not been made for AISF Note 5, AISF Note 6 and AISF Note 7. The timing for payment of these notes is contingent on GPB finalizing a plan to distribute money to its Limited Partners. GPB is not in a position to make distributions until the EDNY Court rules on the pending Receivership Application, (See “Item 3. Legal Proceedings”). GPB is unable to provide any meaningful estimate on when the Receivership Application might be resolved. Until a ruling is made, however, GPB will continue to accrue interest on the outstanding notes each quarterly and annual filing using management’s best estimate of six months of interest past the filing date. The balance of accrued interest associated with these loans of $4.0 million was included as a component of notes payable - related parties in the Consolidated Statements of Net Assets in Liquidation as of December 31, 2022. As of December 31, 2023, additional interest was accrued through June 2024 of $1.6 million for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes payable - related parties on the Consolidated Statements of Net Assets in Liquidation and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

In 2023, the Partnership reclassified $1.3 million of accrued interest associated with AISF 5, 6, and 7 incurred prior to the transition to the liquidation basis of accounting on December 31, 2021, from due to related parties to notes payable, related parties on the accompanying Consolidated Statement of Net Assets in Liquidation. The amounts reflected as of December 31, 2022 on the Consolidated Statement of Net Assets in Liquidation have been adjusted to conform to the current period presentation.

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2023	2022
AISF Note 5	$6,556	12/31/2022	$6,556	$6,556
AISF Note 6	5,203	12/31/2022	5,203	5,203
AISF Note 7	3,272	4/24/2023	3.272	3.272
Total			15,031	15,031
Add: accrued interest in liquidation			5,612	3,951
Total notes payable - related party			$20,643	$18,982

OTHER RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by GPB Holdings II, LP, totaling $1.5 million. No such transactions occurred during 2023 and 2022.

During the year ended December 31, 2021, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP, totaling $1.1 million. No such transactions occurred during 2023 and 2022.

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and / or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. In 2023, 2022, and 2021, there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an OSP to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $3.6 million, for the year ended December 31, 2021.

OSP fees paid for the year ended December 31, 2023 and 2022 were $0.8 million and $1.1 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation. Additionally, projected OSP fees to be paid during liquidation were revised resulting in a further reduction of $1.1 million and $1.7 million, for the years ended December 31, 2023 and 2022, respectively, to the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation.

Guarantees

The Member of GPB provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Consolidated Statement of Net Assets as of December 31, 2023 and 2022. The guarantee fees are amortized over the life of the loans and were fully amortized in 2021.

REPURCHASE AGREEMENTS

Redeemable Non-Controlling Interests

In August 2020, the Partnership and Toyota Motor Sales (“TMS”) settled a dispute via a confidential settlement arrangement. As part of this resolution, the then CEO of GPB Prime agreed to make an investment of $3.7 million in the subsidiary which held the Partnership’s Toyota dealerships. In connection with the CEO’s investment of $3.7 million, the agreement between the Partnership and the CEO provided terms that upon certain triggers, including a mandatory repurchase requirement upon the death of the holder, the Partnership was required to repurchase all of the interest. As a result, the non-controlling interest was adjusted to $4.0 million and was classified as a component of redeemable non-controlling interest in the Consolidated Balance Sheet as of December 31, 2020. For the year ended December 31, 2021 interest expense of approximately $1.2 million was recorded and is included in other income in the Consolidated Statements of Operations. In November 2021, the Partnership paid $5.2 million to satisfy in full, the redeemable non-controlling interest obligation.

The Partnership entered into a repurchase agreement in 2017 with the Former CEO of Automile (“David Rosenberg”), a related party who held a non-controlling interest in a subsidiary of the Partnership. The agreement provided a put repurchase feature, including a mandatory repurchase requirement upon the death of the holder.

On April 1, 2019, David Rosenberg elected to have his interest redeemed. Based on the amended and restated repurchase agreement dated March 1, 2019, the defined purchase price for the interest was set at $23.6 million. This amount was to be paid in four equal installments of $5.9 million, beginning on July 1, 2019 and thereafter annually on April 1, 2020 through April 1, 2022.

Due to the restrictive terms of the M&T Credit Agreement at the time, see “Footnote 10. Borrowings”, the Partnership did not make the required payments that came due, and began accruing interest at LIBOR plus 5.0% per annum.

Pursuant to the repurchase agreement, management has determined that no further adjustments to the liability were required subsequent to the election of the repurchase, other than the accrual of interest, as noted below. For the year ended December 31, 2021, an accrual of $5.7 million was recorded in the Consolidated Statements of Operations to account for the 2021 interest and a final settlement reached between Mr. Rosenberg and the Partnership. In November 2021, the Partnership paid $25.0 million to Mr. Rosenberg to satisfy the outstanding redeemable non-controlling interest liability. In addition, as part of a legal settlement, the Partnership paid $5.0 million to Mr. Rosenberg which is in selling, general, and administrative expenses included in the Consolidated Statement of Operations for the year ended December 31, 2021.

Non-Controlling Interests

An affiliated entity to the Partnership, GPB Holdings II, LP, holds a 33.5% non-controlling interest in GPB Prime. In 2021, as a result of the proceeds from dispositions of dealerships, property and equipment, see “Footnote 5. Dispositions” in “Item 15. Financial Statements and Exhibits.” and, the Partnership distributed $188.8 million to GPB Holdings II, LP.

On March 8, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an additional $85.0 million distribution to the Partnership and GPB Holdings II, LP, of which $28.5 million was distributed to GPB Holdings II, LP.

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

On July 19, 2023, GPB Prime distributed $10.0 million to the Partnership and GPB Holdings II, LP, of which $3.4 million was distributed to GPB Holdings II, LP.

On November 3, 2023, GPB Prime distributed $13.4 million to the Partnership and GPB Holdings II, LP, of which $4.5 million was distributed to GPB Holdings II, LP.

On November 22, 2023, GPB Prime distributed $6.6 million to the Partnership and GPB Holdings II, LP, of which $2.1 million was distributed to GPB Holdings II, LP.

On November 22, 2023, the Partnership distributed $0.3 million to the former general manager of two dealerships of the New York Metro reporting unit, who holds 4% non-controlling interest, in the two New York Metro dealerships.

On January 23, 2024, GPB Prime distributed $7.0 million to the Partnership and GPB Holdings II, LP, of which $2.3 million was distributed to GPB Holdings II, LP.

Director Independence

For discussion of our director independence see “Item 10. Director, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee appointed the firm EisnerAmper LLP New York, New York (“EisnerAmper”), PCAOB identification number 274, as the independent registered public accounting firm for the audit of the consolidated financial statements of the Partnership for the years ending December 31, 2023 and 2022. As our independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the years ending December 31, 2023 and 2022 and reviewed the related interim quarters.

The table below shows aggregate fees for professional services rendered to the Partnership by EisnerAmper, for years ended December 31:

	December 31,
(Dollars in thousands)	2023	2022
Audit Fees	$475	$463
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$475	$463

Audit Fees. Audit fees for the years ended December 31, 2023 and 2022, consisted of fees associated with the audit of the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K and Registration Statement on Form 10, respectively, and reviews of the consolidated financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. The Partnership did not incur any audit related fees from EisnerAmper for years ended December 31, 2023 or 2022.

Tax Fees. The Partnership did not incur any tax fees from EisnerAmper for years ended December 31, 2023 or 2022.

All Other Fees. The Partnership did not incur any other fees from EisnerAmper for years ended December 31, 2023 or 2022.

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

4.2*	Description of Securities
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

10.2

Variable Rate Demand Note, by and between AMR Auto Holdings – SM, LLC and M&T Bank Corporation, dated December 30, 2022.

Parent Holdings, LLC, Automile TY Holdings, LLC, AMR Real Estate Holdings, LLC and M&T Bank Corporation dated January 2022 (incorporated herein by reference to Exhibit 10.2 to the Partnership’s Annual Report on Form 10-K filed with the SEC on March 28, 2023).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Highline Management, Inc., and Limited Partners of GPB Automotive Portfolio, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of GPB Automotive Portfolio, LP (the “Partnership”) as of December 31, 2023 and 2022, and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2023 and 2022, and the consolidated statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated net assets in liquidation of the Partnership as of December 31, 2023 and 2022, and the consolidated results of changes in its net assets in liquidation for the years ended December 31, 2023 and 2022, and the results of its operations and cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Liquidation Basis of Accounting – estimated liquidation completion date and estimated selling, general and administrative costs expected to be incurred during the liquidation process

As discussed in Notes 1 and 2 to the financial statements, the Board of Directors of Highline Management, Inc. commenced a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership on December 28, 2021. As a result, the Partnership changed its basis of accounting, using a convenience date of December 31, 2021, from the going concern basis to a liquidation basis in accordance with accounting principles generally accepted in the United States of America. Under the liquidation basis, the remeasurement of the

Partnership’s assets and liabilities through the anticipated date of liquidation include management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale or disposal; (ii) net sales proceeds to be received for assets at the time of sale or disposal; (iii) amounts expected to be incurred for operating expenses during liquidation; and (iv) amounts expected to be received or paid to settle assets and liabilities. Under the liquidation basis of accounting, the accounting estimates that require management’s most significant, difficult and subjective judgements include the estimated date the liquidation process will be complete, and the estimated amount of selling, general and administrative costs – corporate, including legal costs, expected to be incurred through the final point of liquidation. The Partnership estimated the date liquidation will be complete is December 31, 2025, and the Partnership estimated they will incur selling, general and administrative costs - corporate of $30.3 million through that estimated date of liquidation, which is presented as a component of the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2023.

We identified the date the liquidation process will be complete and the estimated amount of selling, general and administrative costs – corporate, including legal costs, expected to be incurred during the liquidation process as a critical audit matter due to the significant judgements by management in projecting the time it will take to complete the liquidation process and the judgements included in estimating the amount of selling, general and administrative costs expected to be incurred through the final point of liquidation. This estimate includes significant assumptions related to legal costs expected to be incurred to defend the Partnership and its affiliates against the various pending legal matters described in Note 15 to the financial statements. This required a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence related to (i) management’s judgements around key events that may delay the liquidation process, and (ii) the extent of the selling, general and administrative costs – corporate to be incurred by the Partnership, including legal costs charged to the Partnership to defend against the pending legal matters during the liquidation process.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) testing management’s process for and evaluating management’s judgements used in determining the date the liquidation process will be complete and those used in developing the projection of selling, general and administrative costs – corporate, including legal costs, expected to be incurred through the final point of liquidation, (ii) testing the completeness and accuracy of the data used by management in developing the estimates, (iii) evaluating information received directly from external legal counsel and others to corroborate the information used by Management in the development of the estimates and (iv) evaluating the adequacy of the Partnership’s disclosures around the estimates. Evaluating management’s assumptions related to the estimated date the liquidation process will be complete involved evaluating whether the assumptions used by management were reasonable considering (i) the events identified that will impact the timing of Management’s liquidation plan; and (ii) whether the assumptions used to evaluate the events were consistent with information received from third parties. Evaluating management’s assumptions related to the estimated selling, general and administrative costs – corporate, including legal costs expected to be incurred during liquidation involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past legal costs incurred by the Partnership; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ EisnerAmper LLP

We have served as the Partnership’s auditor since 2018.

EISNERAMPER LLP

New York, New York

March 11, 2024

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$14,315	$541,873
Investments	533,113	—
Restricted cash	2,200	21,975
Contracts in transit	—	990
Receivables	2,032	3,022
Assets held for sale	1,224	4,874
Other assets	2,316	2,316
Total assets	$555,200	$575,050
Liabilities
Floorplan payable	$—	$2,514
Accounts payable	1,071	1,597
Accrued expenses and other liabilities	1,558	3,711
Liabilities held for sale	—	1,127
Notes payable - related party	20,643	18,982
Operating lease liability	—	928
Liability for estimated costs in excess of estimated receipts during liquidation	27,754	22,573
Due to related parties	1,314	1,171
Total liabilities	52,340	52,603
Commitments and contingencies (see Footnote 15. Commitments and Contingencies)
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	499,052	500,865
Net assets attributable to the non-controlling interests in liquidation	3,808	21,582
Total net assets in liquidation	$502,860	$522,447

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Net assets in liquidation, beginning of year	$522,447	$535,761
Changes in assets and liabilities in liquidation:
(Decrease) increase in receivables	(112)	1,872
(Decrease) increase in assets held for sale	(918)	1,091
Decrease in accounts payable	227	6
Decrease in accrued expenses and other liabilities	1,025	10,865
Decrease in liabilities held for sale	33	—
Decrease in operating lease liability	498	—
Increase in notes payable - related party	(1,578)	(1,047)
(Increase) decrease in liability for estimated costs in excess of estimated receipts during liquidation	(2,475)	13,885
Net changes in liquidation value	(3,300)	26,672
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	7,368	6,248
Payments made in excess of liabilities recorded	(5,063)	(6,237)
Tax distributions made in excess of liabilities recorded	(247)	(1,411)
Distributions to non-controlling interests	(18,345)	(38,586)
Changes in net assets in liquidation	(19,587)	(13,314)

Net assets in liquidation, end of year	$502,860	$522,447

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Operations

(Dollars in thousands)

Year Ended December 31,
2021
Revenues:
New vehicle retail sales	$924,310
Used vehicle retail sales	552,830
Used vehicle wholesale sales	93,567
Service, body, and parts sales	207,455
Finance and insurance sales	77,365
Total revenues	1,855,527
Costs of sales:
New vehicle retail cost	829,732
Used vehicle retail cost	506,953
Used vehicle wholesale cost	82,543
Service, body, and parts cost	87,302
Total cost of sales	1,506,530
Gross profit	348,997
Operating expenses:
Selling, general and administrative expenses	284,988
Gain on sale of dealerships, property and equipment	(313,441)
Managerial assistance fee, related party	12,162
Rent expense	6,109
Asset impairment	1,758
Depreciation and amortization	9,124
Total operating expenses	700
Operating income	348,297
Other income (expense):
Floorplan interest	(3,048)
Interest expense	(8,620)
Interest expense to related parties	(2,906)
Gain on forgiveness of PPP loans	19,811
Other expense	(1,626)
Total other income, net	3,611
Net income	351,908
Net income attributable to non-controlling interests	118,276
Net income attributable to the Partnership	$233,632

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

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

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31,
2021
Cash flows from operating activities:
Net income	$351,908
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,292
Amortization of right-of-use assets - finance	1,832
Amortization of right-of-use assets - operating	4,618
Amortization of capitalized guarantee costs in interest expense to related party	62
Amortization of debt issuance costs in interest expense to related party	509
Amortization of debt issuance costs in interest expense	3,493
Asset impairment	1,758
Gain on disposal of property and equipment, net	(26,058)
Gain on disposal of dealerships, net	(287,383)
Decrease in interest rate swap liability in interest expense	(836)
Bad debt recovery	(946)
Forgiveness of debt	(19,811)
Other adjustments to reconcile net loss	2,108
Changes in operating assets and liabilities, net of effects from business combinations:
Contracts in transit	37,918
Receivables	28,804
Due from related parties	283
Inventories	137,799
Prepaid expenses and other current assets	(1,497)
Leased rental/service vehicles	12,463
Other assets	(1,638)
Floorplan payable, trade, net	(11,548)
Accounts payable	(28,788)
Accrued expenses and other current liabilities	(13,938)
Payments on lease liabilities - operating	(4,313)
Due to related parties	(664)
Leased vehicle liability	(12,510)
Other liabilities	7,911
Net cash provided by operating activities	188,828
Cash flows from investing activities:
Purchase of property and equipment	(18,449)
Proceeds from disposition of property and equipment	285,189
Proceeds from disposition of dealerships	629,580
Repayment from note receivable from related party	3,700
Net cash provided by investing activities	900,020

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Dollars in thousands)

Years Ended December 31,
2021
Cash flows from financing activities:
Payments of floorplan debt, non-trade, net	(162,219)
Payments of long-term debt	(244,690)
Payments of finance lease liabilities	(2,477)
Payments of deferred financing costs	(2,190)
Capital contributions from non-controlling interests	342
Unit issuance costs	(25)
Distributions to redeemable non-controlling interests	(31,927)
Distributions to non-controlling interests	(189,626)
Net cash used in financing activities	(632,812)
Net increase in cash	456,036
Cash, beginning of year	135,412
Cash, end of year	$591,448

Supplemental cash flow information:
Reconciliation of cash and restricted cash:
Cash	$550,048
Restricted cash, net of current portion	41,400
Total cash and restricted cash	$591,448

Supplemental disclosure of cash flow information:
Cash payments for interest	$14,947
Supplemental schedule of non-cash investing and financing activities:
Distributions to non-controlling interests included in due to related parties	$2,183
Distributions to partners’ included in distributions payable for tax withholding	6,867

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

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners, as defined below. As of December 31, 2023, the Partnership does not own or operate any dealerships.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On October 16, 2023, the Partnership transferred the legal ownership of the sole remaining dealership, Prime Subaru Manchester, to Group 1, following the parties’ settlement of litigation (see “Footnote 15. Commitments and Contingencies” for more information on the Prime Subaru Manchester matter). Consideration of $33.4 million purchase price was placed into an escrow account, which was released to GPB Prime in April 2022. The net consideration received for the ownership transfer of Prime Subaru Manchester, including the initial closing consideration, was $34.5 million. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement.

Plan of Liquidation

Concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in any other investments are contemplated. In accordance with United States generally accepted accounting principles (“U.S. GAAP”) liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; and (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the anticipated commencement date for the Criminal Case with the General Partner (see “Footnote 15. Commitments and Contingencies”). In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024, which is later than initially estimated by the Partnership. As a result, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, beginning with the quarter ended March 31, 2023 (see “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation” for information on the impact this change in estimate had on the Consolidated Financial Statements). No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact on the Consolidated Financial Statements.

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

Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, changes in partner’ capital and cash flows are no longer presented.

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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the expertise of members of the Board, and forecasts generated by our management. Estimates for the liquidation value of Prime Subaru Manchester, prior to the transfer in October 2023, were determined through a combination of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying Consolidated Financial Statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that a majority of the assets we owned on the date the Plan of Liquidation, as approved by Highline, will be sold by June 30, 2025, with liquidation to be complete by December 31, 2025, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Board, consultation with the Monitor and the Partnership’s external counsel and contemplates such matters as the sale of Prime Subaru Manchester, and as discussed further in “Footnote 15. Commitments and Contingencies”, the timing of David Gentile’s criminal trial and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Consolidated Financial Statements.

Certain disclosures historically included relating to the statement of operations for the year ended December 31, 2021, have not been included in these notes to the Consolidated Financial Statements, as the Partnership has determined they are no longer comparable or meaningful to the users of the financial statements in light of the transition to the liquidation basis of accounting.

Prior to Implementation of the Plan of Liquidation

The Consolidated Financial Statements for the periods ended just prior to December 31, 2021, have been prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with U.S. GAAP.

Nature of Business

Prior to the sale of substantially all of the Partnership’s assets, the Partnership’s principal business was the retail sale of automobiles primarily in the northeast United States. The Partnership offered a diversified range of automotive products and services, including new vehicles, used vehicles, parts and service and automotive finance and insurance products, which include vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. In 2021, the Partnership disposed of 28 dealerships and any attendant real estate, for $824.9 million of aggregate consideration.

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with its Subaru distributor in New Hampshire to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. Following the parties’ settlement of

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

litigation, ownership of Prime Subaru Manchester transferred to Group 1 on October 16, 2023. See “Footnote 15. Commitments and Contingencies” for more information on the Prime Subaru Manchester matter.

Consideration of $33.4 million paid at the initial date of closing was put into escrow by Group 1 in November 2021 and was released to the Partnership on April 12, 2022. On October 16, 2023, ownership of Prime Subaru Manchester has transferred, The net consideration received for the ownership transfer of Prime Subaru Manchester, including the initial closing consideration, was $34.5 million.

Highline Management, Inc.

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee to certain allegations brought against the General Partner as described above and in “Footnote 15. Commitments and Contingencies.” The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to, the: (i) further enhancement of the corporate management structure, with additional professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, the initial five member Board (now three members) was appointed, the remaining three members are “independent” as that term is used in the NYSE listed company manual. To address its oversight and governance purposes, the Board established three committees, consisting entirely of the independent members, including an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below. Additionally, these restructuring activities were designed and implemented, in part, to establish independent committees responsible for overseeing GPB’s management related to the Partnership’s affairs, establish additional layers of responsibility within the Partnership’s governance structure and enhance internal controls.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Highline provides certain services to GPB as set forth in the MSA dated January 1, 2020. The May 2020 Amendment to the MSA set forth that the MSA would be in effect for an initial three - year term, effective as of January 1, 2020 through December 31, 2022. The MSA was subsequently amended in August 2021, under which the initial term of the MSA was extended as a five - year term, through December 31, 2024.

Pursuant to the April 14, 2021 Amended Monitor Order (as defined below, see Appointment of Monitor and Application for Receivership), operational and financial decisions made by Highline regarding the affairs of the Partnership are subject to the same authority of the Monitor as are decisions to be made by GPB.

New Accounting Pronouncements

As a result of adopting the liquidation basis of accounting, we believe no new accounting pronouncements will have a material impact on our consolidated net assets in liquidation or consolidated changes in net assets in liquidation.

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a Criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the Court (the “Monitor Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered and amendment to the Monitor Order (the “Amended Monitor Order”), which amendment provided that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) of the Federal Rules of Civil Procedure (“Rule 60(b) Motion”). In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB- managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with the consent of GPB’s management.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Receivership Application seeks the appointment of Mr. Gardemal as Receiver in order to, in part, streamline the process by which GPB and the GPB-managed funds liquidate remaining portfolio company assets and distribute money to Limited Partners, subject to the EDNY Court’s supervision. The Proposed Order would grant to Mr. Gardemal, generally, all powers and authorities previously possessed by the entities subject to the Proposed Order, as well as the powers possessed by the officers, directors, managers and others previously in charge of those entities, and permits him to, among other things, take all such actions necessary to preserve receivership assets.

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

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a Report and Recommendation (‘R&R”), recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the R&R, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and another defendant to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

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

On February 4, 2021, the seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the related Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements through December 31, 2021 have been prepared in accordance with U.S. GAAP assuming the Partnership would continue as a going concern. As discussed in “Footnote 1. Organization, Nature of Business, Liquidation Events, and Significant Legal Matters”, on December 31, 2021 the Partnership transitioned to a liquidation basis of accounting.

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

Use of Estimates

The preparation of consolidated financial statements under the liquidation basis of accounting, requiring management’s most significant, difficult and subjective judgments, include: the date on which we expect the liquidation process to be complete, and the estimated amount of legal costs to be incurred during liquidation which is recorded as a component of the liability for estimated costs in excess of estimated receipts on the accompanying consolidated statements of net assets in liquidation.

Non-Controlling Interests

Non-controlling interests represent the portion of net assets in the consolidated entities that are not owned by the Partnership. Historically under the going concern basis of accounting, when the Partnership acquired a controlling interest in a consolidated entity, the non-controlling interest was initially recorded at fair value and subsequently adjusted for any capital transactions between the third party investors and the consolidated entity that occurred during the period and by net income attributable to non-controlling interests.

Cash, Cash Equivalents and Investments

Cash and cash equivalents includes cash on hand and cash in bank accounts without restriction.The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of December 31, 2023, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of December 31, 2023, substantially all of the Partnership’s $14.3 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

uncertainties in the financial markets. While these events have not had a material direct impact on the Partnership’s plan of liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

Investments include Treasury Bills with original maturities on the date of purchase of greater than three months. As of December 31, 2023, $533.1 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as Investments on the Consolidated Statement of Net Assets in Liquidation.

Restricted Cash

At December 31, 2023, the Partnership held $2.2 million of restricted cash as a result of cash collateral for Letters of Credit relating to potential insurance liabilities.

In 2021, the Partnership held $41.4 million of restricted cash which represented the funds held in escrow relating to amounts to compensate Group 1 for any potential post-closing indemnifiable losses pursuant to the terms of the Purchase Agreement. The Purchase Agreement stated 50% of the funds held in escrow are to be released one year from the date of the Group 1 Sale with the remaining 50 % to be released at the end of the second year. As of December 31, 2023, all restricted cash held in escrow in connection with the Group 1 transaction has been released.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The Partnership classifies long-lived assets (disposal groups) to be sold as held for sale in accordance with Accounting Standards Update (“ASU”) 2014-08, Presentation Of Financial Statements (Topic 205) And Property, Plant, And Equipment (Topic 360): Reporting Discontinued Operations And Disclosures Of Disposals Of Components Of An Entity (“ASU 2014-08”), in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (ii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iii) the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset beyond one year; (iv) the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and its subsidiaries, as described in “Footnote 15. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting, we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. Our estimate of future legal costs is a significant estimate recorded as a component of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. These estimates will be reviewed on a quarterly basis or as material changes occur and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution.

Our access to cash, cash equivalents, and investments in amounts adequate to finance our plan of liquidation could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet certain steps in our plan of liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things. Additionally, given our significant investment in treasury bills as of December 31, 2023, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our operations and the amount of total net assets in liquidation.

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of Prime Subaru Manchester until ownership transferred (which did not occur until October 16, 2023 as explained in “Footnote 1. Organization, Basis of Presentation, and Other”), estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

and costs expected to be earned or incurred during liquidation and have evaluated and updated as necessary those accruals at each reporting period. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	December 31, 2023	December 31, 2022
Total estimated receipts during remaining liquidation period	$14,020	$58,870
Estimated costs during remaining liquidation period:
Total estimated costs of operations - Prime Subaru Manchester	$—	$(39,448)
Selling, general and administrative expenses - Prime Subaru Manchester	—	(6,447)
Selling, general and administrative expenses - corporate	(30,310)	(24,648)
Selling, general and administrative expenses - corporate, related party	(11,464)	(10,630)
Interest expense	—	(270)
Total estimated costs during remaining liquidation period	$(41,774)	$(81,443)
Liability for estimated costs in excess of estimated receipts during liquidation	$(27,754)	$(22,573)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the years ended December 31, 2023 and 2022, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2022	Working Capital (3)	During Liquidation (4)	December 31, 2023
Assets:
Estimated net inflows from operations (1)	$12,705	$(26,852)	$28,167	$14,020
Liabilities:
Corporate expenditures (2)	(35,278)	24,146	(30,642)	$(41,774)
Liability for estimated costs in excess of estimated receipts during liquidation	$(22,573)	$(2,706)	$(2,475)	$(27,754)

1.

Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) selling, general and administrative expenses, (iii) interest expense relating to the operation of Prime Subaru Manchester through October 16, 2023 (the date the ownership transfer was completed), and (iv) interest income accrued from cash equivalents and investments. As of December 31, 2023, estimated net inflows are comprised only of our estimated interest income from cash equivalents and investments.

2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the year ended December 31, 2023, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

The Partnership has increased the liability for estimated costs in excess of estimated receipts during liquidation by a net $2.5 million as presented on the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2023. The net change is comprised of the following:

During the year ended December 31, 2023, the Partnership accrued interest income expected to be received on the cash equivalents and investments invested in treasury bills of approximately $29.0 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

During the year ended December 31, 2023, the Partnership revised its projection for legal indemnification costs, primarily as a result of the change in the expected liquidation date from December 31, 2024 to December 31, 2025, (see “Footnote 1. Organization, Basis of Presentation, and Other” for more information on this change), resulting in an increase of $22.5 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. Also,

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

primarily as a result of the change in the expected liquidation date, the Partnership revised the projection for managerial assistance fees and operation service provider fees (“OSP”) expected to be paid, see “Footnote 14. Related Party Transactions” resulting in an increase of $6.5 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation.

The Partnership initially projected they would operate the Prime Subaru Manchester dealership through November 2023, however, the transfer was completed on October 16, 2023, resulting in a decrease to the estimated net cash inflows during liquidation of $0.9 million.

The remaining $1.6 million increase relates primarily to the change in estimated future costs during liquidation for other professional fees in light of the change in the estimated liquidation completion date to December 31, 2025.

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the years ended December 31, 2022 and 2021, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2021	Working Capital (3)	During Liquidation (4)	December 31, 2022
Assets:
Estimated net inflows from operations (1)	$4,175	$(6,594)	$15,124	$12,705
Liabilities:
Corporate expenditures (2)	(55,236)	21,197	(1,239)	$(35,278)
Liability for estimated costs in excess of estimated receipts during liquidation	$(51,061)	$14,603	$13,885	$(22,573)

1.	Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of sales, (ii) selling, general and administrative expense, (iii) interest expense relating to the operation of Prime Subaru Manchester, and (iv) interest income accrued from cash equivalents.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) management fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the year ended December 31, 2022, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets, if applicable.

The Partnership has decreased the liability for estimated costs in excess of estimated receipts during liquidation by a net $13.9 million as presented on the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2022. The net change is comprised of the following:

During the year ended December 31, 2022, the Partnership revised its projection for legal indemnification costs, see “Footnote 15. Commitments and Contingencies,” resulting in an increase of $12.3 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. This increase is offset by a revision to the projection for managerial assistance fees and operation service provider fees (“OSP”) expected to be paid, see “Footnote 14. Related Party Transactions” resulting in a reduction of $12.6 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation.

As of December 31, 2022, the Partnership accrued for a future tax liability of $1.4 million while awaiting the approval for transfer of Prime Subaru Manchester in selling, general and administrative expenses - corporate, within the liability for estimated costs in excess of estimated receipts during liquidation.

During the year ended December 31, 2022, the Partnership revised projected interest expected to be received by approximately $13.2 million related to the cash equivalents invested in Treasury Bills as of December 31, 2022. Additionally, the Partnership revised

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

projected receipts related to the operations of Prime Subaru Manchester by approximately $1.8 million. This resulted in an increase to the total estimated receipts during liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

4.Initial Net Assets in Liquidation

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

5. Dispositions

2023 Dispositions:

In October 2023, GPB Prime transferred legal ownership of the Prime Subaru Manchester dealership to Group 1. Consideration of $33.4 million paid at the initial date of closing was put into escrow by Group 1 in November 2021 and was released to the Partnership on April 12, 2022. The net consideration received for the ownership transfer of Prime Subaru Manchester, including the initial closing consideration of $33.4 million, was $34.5 million.

2021 Dispositions:

In December 2021, GPB Prime sold the Toyota Route 2 dealership and the related real estate to a third-party. The Partnership received net proceeds of $33.4 million and $9.3 million, respectively, and recognized a net loss on disposal of the dealership of $1.0 million and a net gain on disposal of related real estate of $1.1 million, recorded in gain on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November 2021, GPB Prime sold 23 dealerships and the related real estate to Group 1. The Partnership received net proceeds of $505.0 million and $215.9 million, respectively, and recognized a net gain on disposal of the dealerships of $267.8 million and a net gain on disposal of related real estate of $18.7 million, respectively, recorded in gain on sale of dealerships, property and equipment,

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November 2021, Capstone Automotive Group, LLC (“Capstone”) and GPB Portfolio Automotive, LLC, holding company subsidiaries of the Partnership, sold four dealerships and the related real estate in the New York Metro reporting unit to Group 1. The Partnership received net proceeds of $50.5 million and $10.8 million, respectively, and recognized a net gain on disposal of the dealerships of $22.3 million and a net loss on disposal of related real estate of $0.4 million, respectively, recorded in gain on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In November and December 2021, the total proceeds for the dealerships and related real estate sold as described above was $824.9 million.

In April 2021, GPB Prime sold the Prime Chevrolet Hyannis and Prime Subaru Hyannis dealerships to a third-party. The Partnership received net proceeds of $6.6 million, and recognized a net loss on disposal of the dealerships of $0.6 million recorded in gain on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In March 2021, GPB Prime sold Prime Toyota Boston to a third-party. The Partnership received net proceeds of $10.3 million, and recognized a net loss on disposal of the dealership of $0.4 million recorded in gain on sale of dealerships, property and equipment, net in the Consolidated Statements of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

In March 2021, GPB Prime sold the Hyannis Toyota and Orleans Toyota dealerships and the related real estate to a third-party. The Partnership received net proceeds of $23.8 million and $16.6 million, respectively, and recognized a net loss on disposal of the dealerships of $0.7 million and a net gain on disposal of the related real estate of $1.4 million, respectively, recorded in gain on sale of dealerships, property and equipment, net in the Consolidated Statement of Operations for the year ended December 31, 2021. The proceeds relating to this disposition were used in part to pay down debt.

6. Receivables

Under the liquidation basis of accounting, receivables consisted of the following at:

	December 31,
(Dollars in thousands)	2023	2022
Receivables
Manufacturer receivables	$691	$854
Trade receivables	510	1,010
Finance and insurance receivables	831	1,158
Total	$2,032	$3,022

During the years ended December 31, 2023 and 2022, we changed our estimate of the net realizable value of receivables by ($0.1) and $1.9 million, respectively. The increase in estimate in 2022 was primarily attributable to Internal Revenue Service refunds as a result of the completion of annual tax filings which is reflected as an increase in receivables on the Consolidated Statement of Changes in Net Assets in Liquidation.

7. Property and Equipment

Under the liquidation basis of accounting, property and equipment is recorded at the amount expected to be collected on the ultimate disposition of the assets. Upon the transition to the liquidation basis of accounting, we no longer record depreciation expense.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

At December 31, 2023 and 2022, our property and equipment of $1.2 million and $2.1 million, respectively, was included in assets held for sale, See “Footnote 8. Assets Held for Sale.”

8. Assets and Liability Held for Sale

In 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of December 31, 2023, this property, valued at $1.2 million, remained in assets held for sale on the Consolidated Statements of Net Assets in Liquidation as we have not yet completed the sale of this property.

All other assets and liabilities held for sale as of December 31, 2022 were transferred to Group 1 in connection with the legal ownership transfer of Prime Subaru Manchester in October 2023 and, at the time of transfer, the net cash outflow to settle these assets and liabilities in excess of what was recorded on the Consolidated Statement of Net Assets in Liquidation was $0.9 million.

The following table reconciles the major classes of assets and liabilities classified as held for sale as of December 31, 2023 and 2022, in the accompanying Consolidated Statements of Net Assets in Liquidation:

	December 31,
(Dollars in thousands)	2023	2022
Assets held for sale
Inventories	$—	$2,749
Property and equipment	1,224	2,125
Total assets held for sale	$1,224	$4,874
Liabilities held for sale
Operating lease liabilities	$—	$(1,127)

9. Accrued Expenses and Other Liabilities

During the year ended December 31, 2023, we decreased our estimate of accrued expenses and other current liabilities by $1.0 million due to management’s evaluation of the probability of the actual accrued expenses that are expected to be paid during the remainder of the liquidation period which is reflected as a decrease in accrued expenses and other liabilities on the Consolidated Statement of Changes in Net Assets in Liquidation.

During the year ended December 31, 2022, we decreased our estimate of accrued expenses and other liabilities by $10.9 million which was primarily attributed to the decrease of the health and worker’s compensation insurance payable reserve of $4.5 million based on current assessments subsequent to the Group 1 Sale, and a decrease to the Finance and Insurance payable reserve of $3.4 million as a result of a settlement with the provider. This, coupled with decreases in the projected professional fee and employee expenses of $2.1 million accounted for substantially all of the decrease in accrued expenses and other liabilities which is reflected on the Consolidated Statement of Changes in Net Assets in Liquidation.

10. Borrowings

Floorplan Financing Agreements

Historically, the Partnership’s subsidiaries were party to financing agreements. As a result of the Group 1 Sale, M&T Bank provided floorplan financing for the remaining operating dealership, Prime Subaru Manchester, and all other third party debt had been re-paid in 2021. In January 2022, the Partnership and GPB Prime entered into an Amendment with M&T Bank, that, among other things, (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from LIBOR to the SOFR, subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only owned one remaining dealership and no longer required the same amount of debt financing as

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

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

The maximum financing available under the Amendment was $7.0 million for new vehicles, including loaner vehicles, and $1.8 million for used vehicles, as of December 31, 2022. Financing available for new vehicles, including loaner vehicles, and used vehicles combined was $6.3 million as of December 31, 2022. Amounts outstanding under these agreements may have at times exceeded the stated limits on a temporary basis. Interest rates are based on the SOFR or the LIBOR plus an applicable margin. The interest rate was 6.25% as of December 31, 2022.

On December 30, 2022, Prime Subaru Manchester and M&T Bank entered into a Demand Note for the purpose of financing the purchase of new, used and loaner vehicles for certain brands. The maximum financing available under this Demand Note was $8.75 million. The interest rate was 1.87 percentage points above the 1-Month Term SOFR, adjusted daily. This Demand Note replaced the previously mentioned M&T Credit Agreement and amendments and no longer included restrictions that were previously imposed with respect to GPB Prime’s ability to distribute assets to the Partnership.

The outstanding payable under the floorplan financing agreement of $0.0 million and $2.5 million is reflected as floorplan payable on the Consolidated Statements of Net Assets in Liquidation as of December 31, 2023 and 2022, respectively. Floorplan interest paid during the year ended December 31, 2023 and 2022, was $0.2 million and $0.2 million, respectively, and was recorded as a reduction of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

As of December 31, 2023, the floorplan financing agreements and Demand Note have been released as a result of the ownership transfer of Prime Subaru Manchester (see “Footnote 1. Organization, Nature of Business, Liquidation Events, and Significant Legal Matters”).

Long Term Debt

Total interest expense from borrowings related to financial institutions was $8.6 million for the year ended December 31, 2021, and is included in interest expense in the Consolidated Statement of Operations.

Proceeds received from the dispositions discussed in “Footnote 5. Dispositions” were used in part to pay down the related long term debt amounts outstanding. As of December 31, 2021, all term loans were re-paid in full.

Paycheck Protection Program Loans

In 2020, the Partnership’s subsidiaries entered into Paycheck Protection Program loans (“PPP Loans”), for a total initial amount of $20.0 million across 30 loans. Interest accrued at 1% per annum. Per H.R. 7010, the Paycheck Protection Program Flexibility Act of 2020, all payment of principal, interest, and fees were deferred until the date on which the amount of loan forgiveness, as determined by the SBA, was remitted to the lender. Twenty-nine loans have been approved for forgiveness in whole or in part. For the year ended December 31, 2021, $19.8 million was forgiven and is included in gain on forgiveness of PPP Loans on the Consolidated Statement of Operations.

11. Employee Benefit Plans

The Partnership’s dealerships sponsor defined contribution plans for all eligible employees, which are generally defined as full-time employees at least 18 years of age. The Partnership may make a discretionary matching contribution to be determined by management. Contributions to the plans made by the Partnership were $1.8 million for the year ended December 31, 2021, which is included in selling, general and administrative expenses on the Consolidated Statements of Operations. Contributions paid into the plan during the years ended December 31, 2023 and 2022 were immaterial to the Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

12. Redeemable Non-Controlling Interests and Non-Controlling Interests

Redeemable Non-Controlling Interests

In August 2020, the Partnership and Toyota Motor Sales (“TMS”) settled a dispute via a confidential settlement arrangement. As part of this resolution, the then CEO of GPB Prime agreed to make an investment of $3.7 million in the subsidiary which held the Partnership’s Toyota dealerships. In connection with the CEO’s investment of $3.7 million, the agreement between the Partnership and the CEO provided terms that upon certain triggers, including a mandatory repurchase requirement upon the death of the holder, the Partnership was required to repurchase all of the interest. As a result, the non-controlling interest was adjusted to $4.0 million and was classified as a component of redeemable non-controlling interest in the Consolidated Balance Sheet as of December 31, 2020. For the year ended December 31, 2021 interest expense of approximately $1.2 million was recorded and is included in other income (expense) in the Consolidated Statements of Operations. In November 2021, the Partnership paid $5.2 million to satisfy in full, the redeemable non-controlling interest obligation.

The Partnership entered into a repurchase agreement in 2017 with the Former CEO of Automile (“David Rosenberg”), a related party who held a non-controlling interest in a subsidiary of the Partnership. The agreement provided a put repurchase feature, including a mandatory repurchase requirement upon the death of the holder.

On April 1, 2019, David Rosenberg elected to have his interest redeemed. Based on the amended and restated repurchase agreement dated March 1, 2019, the defined purchase price for the interest was set at $23.6 million. This amount was to be paid in four equal installments of $5.9 million, beginning on July 1, 2019 and thereafter annually on April 1, 2020 through April 1, 2022.

Due to the restrictive terms of the M&T Credit Agreement at the time, see “Footnote 10. Borrowings”, the Partnership did not make the required payments that came due, and began accruing interest at LIBOR plus 5.0% per annum.

Pursuant to the repurchase agreement, management has determined that no further adjustments to the liability were required subsequent to the election of the repurchase, other than the accrual of interest as noted below. For the year ended December 31, 2021, an accrual of $5.7 million was recorded in the Consolidated Statements of Operations to account for the 2021 interest and a final settlement reached between Mr. Rosenberg and the Partnership. In November 2021, the Partnership paid $25.0 million to Mr. Rosenberg to satisfy the outstanding redeemable non-controlling interest liability. In addition, as part of a legal settlement, the Partnership paid $5.0 million to Mr. Rosenberg which is included in selling, general, and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2021.

Non-Controlling Interests

An affiliated entity to the Partnership, GPB Holdings II, LP, holds a 33.5% non-controlling interest in GPB Prime. In 2021, as a result of the proceeds from dispositions of dealerships, property and equipment, see “Footnote 5. Dispositions”, the Partnership distributed $188.8 million to GPB Holdings II, LP.

On March 8, 2022, the Partnership and GPB Prime reached an agreement in principle with M&T Bank to allow for an additional $85.0 million distribution to the Partnership and GPB Holdings II, LP, of which $28.5 million was distributed to GPB Holdings II, LP.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On July 19, 2023, GPB Prime distributed $10.0 million to the Partnership and GPB Holdings II, LP, of which $3.4 million was distributed to GPB Holdings II, LP.

On November 3, 2023, GPB Prime distributed $13.4 million to the Partnership and GPB Holdings II, LP, of which $4.5 million was distributed to GPB Holdings II, LP.

On November 22, 2023, GPB Prime distributed $6.6 million to the Partnership and GPB Holdings II, LP, of which $2.1 million was distributed to GPB Holdings II, LP.

On November 22, 2023, the Partnership distributed $0.3 million to the former general manager of two dealerships of the New York Metro reporting unit, who holds 4% non - controlling interest, in the two New York Metro dealerships.

On January 23, 2024, GPB Prime distributed $7.0 million to the Partnership and GPB Holdings II, LP, of which $2.3 million was distributed to GPB Holdings II, LP.

13. Partners’ Capital

Capital Contributions

The Partnership was authorized to issue up to $750.0 million of Class A and Class B Limited Partnership Units.

As of December 31, 2023, there were 7,889.78 Class A Limited Partnership Units, 3,537.69 Class A-1 Limited Partnership Units, 1,504.04 Class B Limited Partnership Units and 589.08 Class B-1 Units outstanding.

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

Distributions

After payment of any tax distributions and payment and reservation of all amounts deemed necessary by the General Partner in its sole discretion, the Partnership has, at times since inception, made Class A and Class A-1 ordinary cash distributions at a rate of 8% of each Limited Partners’ adjusted Units per annum through 2018. Adjusted Units are calculated based on gross capital contributions of $50,000 less 11% selling fees equaling 1 adjusted unit. For example, if a Limited Partner subscribed into Class A for $50,000 with 11% selling fees, resulting in a net capital contribution of $44,500, that investor would receive a yearly distribution of $4,000. The calculation for this Limited Partner is 1 unit multiplied by the 8% distribution rate. Class B and Class B-1 investors have received ordinary cash distributions at a rate of 8.7% of gross capital contributions. As of December 31, 2023 and through the date of this filing, none of the Limited Partners have reached the second tier of priority noted below (capitalized terms herein shall have the definition in accordance with the LPA and PPM).

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

In the first quarter of 2019, the Partnership transitioned to a quarterly dynamic distribution rate, paid in arrears. The General Partner determines distribution amounts, if any, following the end of the calendar quarter, and generally paid out any approved distributions prior to the end of the subsequent quarter. Distribution rates under this policy have historically fluctuated from quarter to quarter based on, among other things, the performance of the Partnership. As a result, Limited Partners should not expect future distribution rates to be consistent at the same rate as the past ones. In accordance with the first step of the Partnership’s distribution waterfall, all of the Partnership’s distributions made to date have been a return of capital contributions made to the Partnership by investors. The source of these return of capital distributions have included, and may in the future continue to include, cash flow from operations and investor contributions. Effective beginning in February 2021, all distributions, if any, need to be approved by the Monitor until further notice.

During the year ended December 31, 2023, there were state tax withholding distributions made on behalf of the Limited Partners of $1.6 million which is reflected as a reduction of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation and $0.2 million of which was in excess of the corresponding liability recorded and reflected as tax distributions made in excess of liabilities recorded on the Consolidated Statement of Changes in Net Assets in Liquidation.

During the year ended December 31, 2022, there were state tax withholding distributions made on behalf of the Limited Partners of $1.4 million which is reflected as tax distributions made in excess of liabilities recorded on the Consolidated Statement of Changes in Net Assets in Liquidation.

As of December 31, 2022, there were state tax withholding distributions accrued on behalf of the Limited Partners of $1.4 million included as a component of liability for estimated costs in excess of estimated receipts during liquidation recorded on the Consolidated Statement of Net Assets in Liquidation.

Net profits and net losses are to be allocated to the Limited Partners according to their capital accounts in a manner sufficient to cause each Limited Partners’ capital account to equal the amounts such Limited Partners would receive upon the liquidation of the Partnership. Net profits and net losses are determined on an accrual basis of accounting in accordance with U.S. GAAP.

Redemptions

As per the LPA and PPM, Limited Partners who have held their Units for at least one year may request that the Partnership repurchase all, but not less than all, of their Units. A Limited Partners’ ability to request a redemption may not be construed to mean a Limited Partner has any right to demand or receive the return of such Limited Partners’ capital contribution or otherwise modify any limitations under the PPM. The Partnership intended to redeem Units on a quarterly basis on the last business day of each calendar quarter and will not redeem in excess of 10% of the Units during any 12-month period, provided that the Partnership will not redeem any Units held by a Limited Partner prior to the time that is 60 calendar days after the Partnership receives the required written notice from the Limited Partner. The redemption price for redeemed Units will be 97% of the net asset value of such Units as of the close of business on the applicable redemption date, minus any fees incurred by the Partnership in connection with the redemption, including legal and administrative costs for redemption. The General Partner reserves the right in its sole discretion at any time and from time to time to (1) reject any request for redemption, (2) change the price or prior notice period for redemptions, or (3) terminate, suspend and/or reestablish

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

the Partnership’s redemption program. The General Partner will determine from time to time whether the Partnership has sufficient excess cash from operations to repurchase Units. Generally, the cash available for redemptions will be limited to 10% of the Partnership’s operating cash flow from the previous fiscal year. If the funds set aside for the redemption program are not sufficient to accommodate all requests as of any calendar quarter end, then at such future time, if any, when sufficient funds become available in the General Partner’s sole discretion, pending requests will be honored among all requesting Limited Partners in accordance with their order of receipt.

In August 2018, the General Partner suspended all redemptions.

14. Related Party Transactions

FEES AND EXPENSES

The Partnership has entered into, and expects to continue to enter into, numerous related party transactions. The Partnership has incurred, and estimates it will incur in the future, the following fees and expenses:

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

During the year ended December 31, 2023 and 2022, the Partnership paid $5.0 million and $8.5 million, respectively, in Managerial Assistance Fees which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

During the year ended December 31, 2023, GPB increased the Management Assistance Fees expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $7.6 million primarily due to the extension of the expected liquidation completion date from December 31, 2024 to December 31, 2025.

During the year ended December 31, 2022, GPB reduced the Management Assistance Fees expected to be paid during the liquidation term resulting in a reduction in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $10.8 million.

Managerial Assistance Fees charged to expense and included in the Consolidated Statement of Operation for the year ended December 31, 2021 was $12.2 million.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB, in full, for all of the expenses paid on its behalf. The balance associated with Partnership expenses payable was $0.3 million and $0.1 million of December 31, 2023 and 2022, respectively, and was included as a component of due to related parties in the Consolidated Statements of Net Assets in Liquidation. Partnership expenses paid for the year ended December 31, 2023 and 2022 were $14.3 million and $6.9 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Partnership expenses included as a component of selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2021 was $6.0 million. For the year ended December 31, 2021, the Partnership reimbursed Highline $1.2 million for professional fees that are included as a component of selling, general and administrative expenses in the Consolidated Statement of Operations.

The partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

NOTES PAYABLE TO RELATED PARTIES

In 2017, the Partnership entered into two loan agreements with an affiliate of the Partnership, GPB Automotive Income Sub-Fund, Ltd. (“GPB AISF”), an offshore financing facility formed for the benefit of the Partnership, (“AISF Note 5 and AISF Note 6”) for a total of $11.8 million. In 2019, the Partnership entered into one loan agreement (“AISF Note 7”) with GPB AISF for $3.3 million.

Each AISF note was initially set to mature four years from the issuance date, and accrued interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022.

AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments were deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7.

Upon maturity, payments have not been made for AISF Note 5, AISF Note 6 and AISF Note 7. The timing for payment of these notes is contingent on GPB finalizing a plan to distribute money to its Limited Partners. GPB is not in a position to make distributions until the EDNY Court rules on the pending Receivership Application, (See “Footnote 15. Commitments and Contingencies”). GPB is unable to provide any meaningful estimate on when the Receivership Application might be resolved. Until a ruling is made, however, GPB will continue to accrue interest on the outstanding notes each quarterly and annual filing using management’s best estimate of six months of interest past the filing date. The balance of accrued interest associated with these loans of $4.0 million was included as a component of notes payable - related parties in the Consolidated Statements of Net Assets in Liquidation as of December 31, 2022. As of December 31, 2023, additional interest was accrued through June 2024 of $1.6 million for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes payable -  related parties on the Consolidated Statements of Net Assets in Liquidation and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

In 2023, the Partnership reclassified $1.3 million of accrued interest associated with AISF 5, 6, and 7 incurred prior to the transition to the liquidation basis of accounting on December 31, 2021, from due to related parties to notes payable, related parties on the accompanying Consolidated Statement of Net Assets in Liquidation. The amounts reflected as of December 31, 2022 on the Consolidated Statement of Net Assets in Liquidation have been adjusted to conform to the current period presentation.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2023	2022
AISF Note 5	$6,556	12/31/2022[1]	$6,556	$6,556
AISF Note 6	5,203	12/31/2022[1]	5,203	5,203
AISF Note 7	3,272	4/24/2023[2]	3,272	3,272
Total			15,031	15,031
Add: accrued interest in liquidation			5,612	3,951
Total notes payable - related party			$20,643	$18,982

1.At December 31, 2022, these notes matured and the Partnership continues to accrue interest pursuant to the contractual terms.

2.At April 24, 2023, this note matured and the Partnership continues to accrue interest pursuant to the contractual terms.

OTHER RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, certain dealerships owned by the Partnership purchased vehicles from a dealership owned by GPB Holdings II, LP, totaling $1.5 million. No such transactions occurred during 2023 and 2022.

During the year ended December 31, 2021, certain dealerships owned by the Partnership sold vehicles to a dealership owned by GPB Holdings II, LP, totaling $1.1 million. No such transactions occurred during 2023 and 2022.

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

As compensation for the services to be rendered by Highline, the Partnership pays an OSP fee to Highline for an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. The Partnership recorded OSP fees as a component of selling, general and administrative expenses in the Consolidated Statements of Operations of $3.6 million, for the year ended December 31, 2021.

OSP fees paid for the year ended December 31, 2023 and 2022 were $0.8 million and $1.1 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation. Additionally, projected OSP fees to be paid during liquidation were revised resulting in a further reduction of $1.1 million and $1.7 million, for the years ended December 31, 2023 and 2022, respectively, to the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation.

Guarantees

The Member of GPB provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the Member of the General Partner which is reflected as a component of due to related parties in the Consolidated Statement of Net Assets in Liquidation as of December 31, 2023 and 2022. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

15. Commitments and Contingencies

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the years ended December 31, 2023 and 2022, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $22.5 million and $12.3 million, respectively. Legal indemnification expenses paid during the years ended December 31, 2023 and 2022, were $14.2 million and $5.0 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount. In 2021, the Partnership expensed $4.0 million of legal indemnification expenses recorded in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

Federal Matters

On February 4, 2021, the SEC Action was filed a contested civil enforcement action against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant. The SEC Action alleges several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

Also, on February 4, 2021, the USAO brought the Criminal Case. The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. We understand that the USAO intends to seek criminal forfeiture. Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership, promptly following his indictment. In a status conference held on April 17, 2023, the judge in the Criminal Case scheduled the trial for June 3, 2024. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. Mr. Lash’s sentencing was originally scheduled for April 4, 2024. This has been postponed to a future undetermined date.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Appointment of Monitor and Application for Receivership

On February 11, 2021, the EDNY Court in the SEC Action appointed the monitor over GPB until further order of the Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former CEO, David Gentile. In the Complaint, in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-CEO of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile would be vetting any significant transactions or decisions, and looking out for the best interests of investors. Accordingly, pursuant to the Monitor Order, GPB shall (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of the Form 10-K, nor has management sought or obtained approval from the Monitor.

On April 14, 2021, the EDNY Court entered the Amended Order, which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order pursuant to Rule 60(b) Motion. In his Rule 60(b) Motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appoint to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with the consent of GPB’s management.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Additionally, the Receivership Application includes a proposed stay of all Federal and State actions (as well as any arbitrations) presently pending against GPB and the GPB-managed funds or to be filed in the future, and provides for a centralized claims process in the EDNY Court for GPB Limited Partners to prevent potentially disparate actions in different courts that could negatively impact the assets proposed to be subject to the EDNY Court’s jurisdiction and control.

On July 28, 2023, an Eastern District of New York Magistrate Judge issued a R&R, recommending that the EDNY Court grant the SEC’s Receivership Application (i.e., convert the monitorship to a receivership), including the imposition of a litigation injunction. The Magistrate Judge further recommended that Mr. Gentile’s Rule 60(b) Motion be denied as moot, or alternatively, that it be denied as procedurally improper. Mr. Gentile’s and Mr. Schneider’s objections to the Report and Recommendation, and all responses thereto, were filed with the EDNY Court as of September 29, 2023.

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the Receivership Order. On December 12, 2023 Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and another defendant to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal have agreed to an expedited briefing schedule, which as of this filing is set to be completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the receiver would assume the power to operate and manage the business but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization or liquidation.

State Matters

On May 27, 2020, Massachusetts filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeking both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased the GPB-managed funds. This matter is currently stayed, pending resolution of the Criminal Case.

On February 4, 2021, the seven State securities regulators each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seeking both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States have been stayed pending the conclusion of the Criminal Case. The State of New Jersey has voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the criminal case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so - called “Auditor Defendants” in January 2023. In September 2023, the Court denied a motion by the Auditor Defendants to stay the case, and instead has directed that certain discovery continue in the case. Any potential losses associated with this matter cannot be estimated at this time.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Since that time, the parties have been engaged in discovery. Any potential losses associated with this action cannot be estimated at this time.

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

GPB Capital Holdings, LLC et al. v. Patrick Dibre and 2150 Aventura Realty LLC (11th Judicial Circuit Ct, Miami - Dade County, Case No. 2023 - 021013 - CA - 01)

In August 2023, GPB and several of its partnerships, including the Partnership, filed suit in Florida State Court against Patrick Dibre and an entity under Dibre’s control, seeking, among other things, declaratory relief preventing Dibre from transferring the real estate underlying one of the automotive dealerships at issue in the litigation pending against Dibre in New York Supreme Court (as set forth above). GPB at the same time recorded a Notice of Lis Pendens on the real property at issue, which is located in Miami - Dade County, Florida, making a formal legal record of GPB and the other Plaintiffs’ enforceable and legally cognizable equitable interests in and to the property at issue. Neither Dibre nor 2150 Aventura Realty LLC has appeared in the case. Accordingly, on or about September 29, 2023, the Court granted Plaintiffs’ motion for a default against 2150 Aventura Realty LLC, and on or about October 18, 2023, the Court granted Plaintiffs’ motion for a default against Dibre. Any potential ruling in favor of the Partnership cannot be determined at this time.

Actions Settled or Discontinued During Periods Presented

AMR Auto Holdings - SM, LLC d/b/a Prime Subaru Manchester v. Subaru of New England, Inc. (New Hampshire Motor Vehicle Industry Board, Case No. 2021 - 01)

Prime Subaru Manchester had a franchise agreement (“Subaru Dealer Agreement”) with Subaru of New England, Inc., the distributor of Subaru vehicles in New Hampshire (“SNE”), pursuant to which Prime Subaru Manchester owned and operated a Subaru dealership in Manchester, New Hampshire. On September 13, 2021, Prime Subaru Manchester notified SNE that it proposed to transfer substantially all of the assets of its dealership to Group 1, pursuant to a purchase agreement. To comply with the requirements of the Subaru Dealer Agreement and New Hampshire law, Prime Subaru Manchester asked for SNE’s consent to the transfer to Group 1, SNE refused to approve the transfer (the “Turndown”). On December 10, 2021, Prime Subaru Manchester, as Protestor, filed a Protest action against SNE, as Respondent, with the New Hampshire Motor Vehicle Industry Board (the “NHMVIB”) (Case No. 2021 - 01), claiming that the Turndown by SNE breached the Subaru Dealer Agreement and New Hampshire law, and seeking a ruling from the NHMVIB, that SNE unreasonably and in violation of law withheld its consent to the proposed transfer of the assets of Prime Subaru Manchester to Group 1, as well as awarding costs and attorney’s fees to Prime Subaru Manchester.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

As set forth in more detail below, SNE then sought to overturn the NHMVIB’s ruling in the New Hampshire State Courts. However, following the parties’ September 2023 settlement, the actions commenced by SNE in New Hampshire State Court was discontinued.

Subaru of New England, Inc. v. AMR Auto Holdings - SM LLC d/b/a Prime Subaru Manchester (Hillsborough Superior Court Northern District, New Hampshire, 216 - 2022 - CV - 00786)

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

On September 15, 2023, Prime Subaru Manchester and Group 1 agreed with SNE to settle the litigation first filed in Superior Court and later appealed to the New Hampshire Supreme Court. All litigation has been discontinued. Following the parties’ settlement of litigation, ownership of the Subaru Manchester dealership transferred to Group 1 on October 16, 2023.

Lance Cotten, Alex Vavas and Eric Molbegat v. GPB Capital Holdings, LLC, Automile Holdings LLC D/B/A Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and any other related entities (New York Supreme Court, Nassau County, Case No. 604943/2020)

In May 2020, plaintiffs filed a civil action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other related entities. The complaint alleged that defendants engaged in fraudulent and discriminatory schemes against customers and engaged in retaliatory actions against plaintiffs, who were employed by Garden City Nissan from August until October 2019. The plaintiffs sought damages pursuant to New York Labor Law Section 740 and Executive Law Section 296. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Monica Ortiz, on behalf of herself and other individuals similarly situated v. GPB Capital Holdings LLC; Automile Holdings, LLC d/b/a Prime Automotive Group; David Gentile; David Rosenberg; Philip Delzotta; Joseph Delzotta; and other affiliated entities and individuals (New York Supreme Court, Nassau County, Case No. 604918/2020)

In May 2020, plaintiff filed a class action in New York Supreme Court, Nassau County against GPB, Automile Holdings LLC d/b/a Prime Automotive Group, David Gentile, David Rosenberg, Philip Delzotta, Joseph Delzotta, and other affiliated entities and individuals. The complaint alleged deceptive and misleading business practices of the named defendants with respect to the marketing, sale, and/or leasing of automobiles and the financial and credit products related to the same. Plaintiff alleged defendants’ collection of fraudulent rebates exceeded $1.0 million and sought class - wide injunctive relief, along with monetary and punitive damages and costs and fees. In May 2023, the parties agreed to settle the action. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

GPB Lender, LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604887/2022)

On or about April 14, 2022, plaintiff GPB Lender, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breaches of a promissory note and breaches of contract related to a 2016 loan agreement and a 2019 loan agreement entered into between the parties. Plaintiff alleged that it is owed approximately $2.0 million in unpaid principal and interest under the promissory note. Plaintiff also alleged that it is owed approximately $0.4 million in unpaid principal and interest under the two loan agreements. On January 30, 2023, the Court granted GPB Lender, LLC’s motion for summary judgment in the principal amount of approximately $2.5 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Cient LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604886/2022)

On or about April 14, 2022, plaintiff Cient LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.8 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Cient LLC’s motion for summary judgment in the principal amount of $0.9 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged in part to the partnership in the ordinary course of business..

Plymouth Rock Holding LLC v. GPB Capital Holdings, LLC (New York Supreme Court, Nassau County, Index No. 604873/2022)

On or about April 14, 2022, plaintiff Plymouth Rock Holding, LLC, a related entity, filed a lawsuit against GPB Capital Holdings, LLC in New York Supreme Court, Nassau County, for breach of a loan agreement and breach of contract relating to a 2019 loan agreement entered into by the parties. Plaintiff alleged that approximately $0.3 million in unpaid principal remains due, along with accrued and unpaid interest. On January 30, 2023, the Court granted Plymouth Rock Holding LLC’s motion for summary judgment in the principal amount of $0.4 million, plus interest. No costs associated with the settlement were charged to the Partnership. However, Capital Holdings paid for the settlement through Managerial Assistance Fees charged, in part, to the Partnership in the ordinary course of business.

Tom Alberto, et al. v. GPB Capital Holdings, LLC, et al. (American Arbitration Association, Case Number: 01 - 22 - 0001 - 5433)

On or about April 13, 2022, claimants, investors in funds managed by GPB Capital Holdings, LLC, commenced an arbitration with the American Arbitration Association against GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Holdings II, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings II, LP, GPB Holdings Qualified, LP, GPB Holdings III, LP, GPB NYC Development, LP, and GPB Waste Management, LP, along with other non - GPB parties. All claimants were customers of Concorde Investment Services, LLC (“Concorde”), and each purchased his or her limited partnership interest in a GPB - managed fund through Concorde. Claimants asserted claims based on fraud, breach of fiduciary duty, breach of contract, among others, and claimed to have suffered millions of dollars in damages.

GPB contended that the arbitration was improperly filed, and as such commenced a proceeding in New York State Supreme Court (GPB Capital Holdings, LLC et al. v. Tom Alberto et al., Index No. 656432/2022), solely for the purpose of seeking a stay of the arbitration. In July 2022, following the Court’s entry of an Order temporarily staying the arbitration, the parties stipulated and agreed to the entry of a court order entering judgment for GPB and the other petitioners. The arbitration will be permanently stayed upon the Court so - ordering the parties stipulation. In a letter dated December 20, 2022, the American Arbitration Association informed the parties to the arbitration that, as of December 20, 2022, the arbitration was closed.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Jeffry Schneider v. GPB Capital Holdings, LLC et al., Case No. 2021 - 0963 (Court of Chancery, DE)

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

David Gentile v. GPB Capital Holdings, LLC et al., Case No. 2021 - 1102 - SG (Court of Chancery, DE)

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

Date: March 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GPB Capital Holdings, LLC as General Partner of the Partnership

By:	/s/ Rob Chmiel
Robert Chmiel
Manager