Form 10-Q
period 2024-06-30
GPB Automotive Portfolio, LP
filed 2024-08-06
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 000-56285

GPB Automotive Portfolio, LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2484347 (I.R.S. Employer Identification No.)

c/o Highline Management, Inc. 55 Old Field Point Road, Suite 1 East Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

(877) 489-8484

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑No

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$5,751	$14,315
Investment securities	531,295	533,113
Restricted cash	2,200	2,200
Receivables	142	2,032
Asset held for sale	1,000	1,224
Other assets	2,316	2,316
Total Assets	$542,704	$555,200
Liabilities
Accounts payable	$233	$1,071
Accrued expenses and other liabilities	1,244	1,558
Notes payable - related party	23,075	20,643
Liability for estimated costs in excess of estimated receipts during liquidation	28,448	27,754
Due to related parties	1,838	1,314
Total liabilities	54,838	52,340
Commitments and contingencies (see Footnote 7. Commitments and Contingencies)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	487,554	499,052
Net assets attributable to the non-controlling interests in liquidation	312	3,808
Total net assets in liquidation	$487,866	$502,860

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net assets in liquidation, beginning of period	$497,353	$500,615	$502,860	$522,447
Changes in assets and liabilities in liquidation:
Decrease in receivables	—	(443)	(1,156)	(202)
Decrease in asset held for sale	—	—	(224)	—
Decrease (increase) in accounts payable	6	399	650	(275)
Decrease in accrued expenses and other liabilities	—	268	254	194
Decrease in operating lease liability	—	498	—	498
Increase in notes payable - related party	(1,966)	(181)	(2,432)	(647)
(Increase) decrease in liability for estimated costs in excess of estimated receipts during liquidation	(6,314)	5,640	(7,933)	(7,402)
Increase in due to related parties	(210)	—	(525)	—
Net changes in liquidation value	(8,484)	6,181	(11,366)	(7,834)
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	—	1,581	—	3,825
Payments made in excess of liabilities recorded	(65)	(565)	(343)	(2,586)
Distributions to non-controlling interests	(938)	—	(3,285)	(8,040)
Changes in net assets in liquidation	(9,487)	7,197	(14,994)	(14,635)

Net assets in liquidation, end of period	$487,866	$507,812	$487,866	$507,812

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

Basis of Presentation

As discussed below, on December 31, 2021, the Partnership transitioned to the liquidation basis of accounting. All periods presented in the Condensed Consolidated Financial Statements are prepared in accordance with the liquidation basis of accounting.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

On September 15, 2023, AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”) and Group 1 Automotive, Inc., a Delaware corporation (“Group 1”) agreed with its Subaru distributor in New Hampshire to settle the litigation first filed in New Hampshire Superior Court and later appealed to the New Hampshire Supreme Court. Following the parties’ settlement of litigation, ownership of Prime Subaru Manchester transferred to Group 1 on October 16, 2023. Consideration of $33.4 million paid at the initial date of closing was put into escrow by Group 1 in November 2021 and was released to the Partnership on April 12, 2022. The net consideration received for the ownership transfer of Prime Subaru Manchester, including the initial closing consideration, was $34.5 million.

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, for 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approval and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale.

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

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allowed for distribution to the Partnership and GPB Holdings II, LP of $570.0 million, representing a portion of the proceeds received from the Group 1 Sale; (ii) changed the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreased the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaced the benchmark interest rates for borrowings from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we owned only one new vehicle dealership and no longer required the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

On October 16, 2023, the Partnership transferred the legal ownership of the sole remaining dealership, Prime Subaru Manchester, to Group 1, following the parties’ settlement of litigation described above.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; (iii) the timing and outcome of the pending litigation, and (iv) the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the commencement date for the Criminal Case with the General Partner (see “Footnote 7. Commitments and Contingencies”). As a result of the commencement date for the Criminal Case being set later than originally projected, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, beginning with the quarter ended March 31, 2023. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements. As of June 30, 2024, the Partnership continues to believe that December 31, 2025 is the best estimate for the expected liquidation completion date.

New Accounting Pronouncements

As a result of the transition to the liquidation basis of accounting in 2021, we believe new accounting pronouncements will not have a material impact on our Condensed Consolidated Financial Statements.

2. Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three and six months ended June 30, 2024.

Cash, Cash Equivalents and Investment Securities

Cash and cash equivalents includes cash on hand and cash in bank accounts without restriction. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of June 30, 2024, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of June 30, 2024, substantially all of the Partnership’s $5.8 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in the financial markets. While these and other current events have not had a material direct impact on the Partnership’s Plan of Liquidation, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions of the United States, the Partnership’s ability to access cash may be threatened, which could have a material adverse effect on its net assets in liquidation.

Investment securities include Treasury Bills with original maturities on the date of purchase of greater than three months. As of June 30, 2024, $531.3 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as investment securities in the Condensed Consolidated Statements of Net Assets in Liquidation.

Restricted Cash

As of June 30, 2024, the Partnership held $2.2 million of restricted cash as a result of cash collateral for Letters of Credit primarily relating to potential worker's compensation insurance liabilities.

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

Our access to cash, cash equivalents, and investment securities in amounts adequate to finance our operations could be significantly impaired by the financial institutions, with which we have arrangements. Any material decline in our ability to access our cash, cash equivalents, and investment securities could adversely impact our ability to meet certain steps in our Plan of Liquidation, pay distributions, or result in breaches of our contractual obligations, among other things. Additionally, given our significant investment in Treasury Bills as of June 30, 2024, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our total net assets in liquidation.

3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. These accrued receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with estimates of direct costs incurred to complete the sale of assets, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These accrued receipts and costs will be adjusted periodically as projections and assumptions change. Upon transition to the liquidation basis of accounting on December 31, 2021, we accrued receipts to be received and costs expected to be incurred during liquidation and have evaluated and updated as necessary those accruals at each reporting period. The liability for estimated costs in excess of estimated receipts during liquidation is comprised of (in thousands):

	June 30, 2024	December 31, 2023
Total estimated receipts during remaining liquidation period	$14,068	$14,020
Estimated costs during remaining liquidation period:
Selling, general and administrative expenses - corporate	(34,475)	(30,310)
Selling, general and administrative expenses - corporate, related party	(8,041)	(11,464)
Total estimated costs during remaining liquidation period	$(42,516)	$(41,774)
Liability for estimated costs in excess of estimated receipts during liquidation	$(28,448)	$(27,754)

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2023 and June 30, 2024, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2023	Working Capital (3)	During Liquidation (4)	June 30, 2024
Assets:
Estimated receipts from investments (1)	$14,020	$(13,336)	$13,384	$14,068
Liabilities:
Corporate expenditures (2)	$(41,774)	20,575	(21,317)	$(42,516)
Liability for estimated costs in excess of estimated receipts during liquidation	$(27,754)	$7,239	$(7,933)	$(28,448)

1.	Estimated receipts from investments consists of total estimated receipts during liquidation from estimated interest income accrued from investment securities.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) managerial assistant fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the six months ended June 30, 2024, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

During the six months ended June 30, 2024, the Partnership accrued interest income expected to be received on the investment securities invested in Treasury Bills of approximately $13.4 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

During the six months ended June 30, 2024, the Partnership revised its projection for legal and legal indemnification costs, primarily as a result of significantly higher legal costs related to higher-than-expected activity in numerous current and ongoing legal matters, and a change in allocation of projected costs during the remaining liquidation period among the GPB-managed funds, resulting in an increase of $21.0 million, in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation.

The offsetting $0.3 million of changes in estimated future cash flows during liquidation relates primarily to the change in estimated future costs during liquidation for other professional fees as a result of a change in allocation between the GPB-managed Funds.

4. Distributions

On January 23, 2024, GPB Prime distributed $7.0 million to the Partnership and GPB Holdings II, LP (“H2”), of which $2.3 million was distributed to H2, an affiliated entity to the Partnership which holds a 33.5% non-controlling interest in GPB Prime.

On April 5, 2024, GPB Prime distributed $2.8 million to the Partnership and $0.9 million was distributed to H2.

As a result of these distributions, net assets in liquidation decreased by $3.3 million during the six months ended June 30, 2024.

5. Asset Held for Sale

In 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of June 30, 2024, the Partnership’s expected recovery value was $1.0 million, reduced from $1.2 million as of December 31, 2023. This reduction is presented as a decrease in asset held for sale of $0.2 million in the Condensed Consolidated Statement of Changes in Net Assets in Liquidation for the six months ending June 30, 2024.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

6. Related Party Transactions

FEES AND EXPENSES

The Partnership has incurred the following related party fees and expenses:

Managerial Assistance Fee

Per the LPA and Private Placement Memorandum (the “PPM”), GPB, as General Partner, is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio assets, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and operations support services (defined below under “Partnership Expenses”) provided to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units, and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partner’s Gross Capital Contributions. GPB, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership).

During the three and six months ended June 30, 2024, the Partnership did not amend the Managerial Assistance Fees estimate expected to be paid during the liquidation term resulting in no change to the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation. During the three and six months ended June 30, 2023, GPB increased the Managerial Assistance Fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by nil and $3.7 million, respectively.

Managerial Assistance Fees paid during the three months ended June 30, 2024 and 2023, were $1.2 million and $2.2 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Managerial Assistance Fees paid during the six months ended June 30, 2024 and 2023, were $3.2 million and $3.7 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB, in full, for all of the expenses paid on its behalf. Partnership expenses paid during the three months ended June 30, 2024 and 2023, were $10.5 million and $3.2 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. Partnership expenses paid during the six months ended June 30, 2024 and 2023, were $16.0 million and $5.9 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Footnote 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

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

Each AISF note was initially set to mature four years from the issuance date, and accrued interest at 8.75% per annum, payable monthly in arrears. In July 2021, AISF Note 5 and AISF Note 6 were amended to increase the interest rate to 12.5% and to extend the maturity date to December 2022. AISF Note 7 had an original maturity date of April 2023.

AISF Note 5, AISF Note 6, and AISF Note 7 entered into default in 2021. In August 2021, a waiver for the event of default was issued and the interest payments were deferred until December 2022 for AISF Note 5, AISF Note 6, and AISF Note 7.

Upon maturity, payments had not been made for AISF Note 5, AISF Note 6 and AISF Note 7. The timing for payment of these notes is contingent on the Partnership finalizing a plan to distribute money to its Limited Partners. The Partnership is not in a position to make distributions until the United States District Court for the Eastern District of New York (the “EDNY Court”) rules on the pending Receivership Application (as defined below) (See “Footnote 7. Commitments and Contingencies”). The Partnership is unable to provide any meaningful estimate on when the Receivership Application might be resolved. Until a ruling is made, the Partnership will continue to accrue interest on the outstanding notes each quarterly filing using management’s best estimate of six months of interest past the filing date. Accrued interest associated with the outstanding principal balance of these loans of $5.6 million was included as a component of notes payable - related party in the Condensed Consolidated Statements of Net Assets in Liquidation as of December 31, 2023. During the three and six months ending June 30, 2024, additional interest was accrued through December 2024 of $0.7 and $1.2 million, respectively, for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes payable - related party in the Condensed Consolidated Statements of Net Assets in Liquidation and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation. Additionally, during the three months ended June 30, 2024, the Partnership and the Directors of GPB AISF determined an additional $1.2 million should be accrued as of June 30, 2024 representing additional interest due on the historical unpaid interest, calculated by applying the contractual interest rates specified above for AISF Notes 5, 6 and 7.

Going forward, the Partnership will continue to accrue interest on the outstanding principal and unpaid interest amounts for AISF Notes 5, 6 and 7 at the contractual rates specified above.

Notes payable - related party consisted of the following:

(Dollars in thousands)			June 30,	December 31,
Note	Face Value	Maturity Date	2024	2023
AISF Note 5	$6,556	12/31/2022[1]	$6,556	$6,556
AISF Note 6	$5,203	12/31/2022[1]	5,203	5,203
AISF Note 7	$3,272	4/24/2023[2]	3,272	3,272
Total			15,031	15,031
Add: accrued interest in liquidation			8,044	5,612
Total notes payable - related party			$23,075	$20,643

1.	At December 31, 2022, these notes matured and the Partnership continues to accrue interest pursuant to the contractual terms.

2.	At April 24, 2023, this note matured and the Partnership continues to accrue interest pursuant to the contractual terms.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three and six months ended June 30, 2024 and 2023 there have been no profit allocations allocated to the Special LP.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

As compensation for the services to be rendered by Highline, the Partnership pays an operation service provider (“OSP”) fee to Highline for an annual amount agreed to by GPB and Highline, subject to the Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three months ended June 30, 2024 and 2023 were nil and $0.3 million, and $0.3 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. After the OSP fee payment in January 2024, management has suspended the payment of all OSP fees from the Partnership until further notice. During the three and six months ended June 30, 2023, GPB increased the OSP fees expected to be paid during the liquidation term in light of the change in the estimated liquidation completion date to December 31, 2025, resulting in an increase to the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by $0.5 million.

Guarantees

The member of the General Partner, David Gentile, (“Gentile” or the “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member were calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the Member which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of June 30, 2024 and December 31, 2023. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

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

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the three and six months ended June 30, 2024, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $12.8 million and $21.0 million, respectively. During the six months ended June 30, 2024, the Partnership revised its projection for legal and legal indemnification costs, primarily as a result of significantly higher legal costs related to higher-than-expected activity in numerous current and ongoing legal matters, and a change in allocation of projected costs during the remaining liquidation period between the GPB-managed funds.

Legal indemnification expenses paid during the three months ended June 30, 2024 and 2023, were $9.3 million and $1.5 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Legal indemnification expenses paid during the six months ended June 30, 2024 and 2023, were $13.3 million and $2.9 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Sentencing of Mr. Gentile and Mr. Schneider is scheduled for October 24, 2024. Mr. Lash’s sentencing is scheduled for October 31, 2024.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The Monitor Order provides that the Monitor will remain in place until terminated by order of the EDNY Court, and grants the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions. The Monitor is not required to approve the issuance of this Quarterly Report on Form 10-Q (“Form 10-Q”), nor has management sought or obtained approval from the Monitor.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

On December 7, 2023, the EDNY Court issued an Order, granting the SEC’s Receivership Application and adopting the SEC’s Proposed Order (the “Receivership Order”). On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit. The parties to the appeal agreed to expedited briefing, which was completed on April 12, 2024. If the Receivership Order is affirmed on appeal, the Receiver would assume the power to operate and manage the Partnership but would have the power to authorize or delegate said power to others, including the current management team at GPB. Under the Receivership, we may be subject to, among other things, closer monitoring of our day-to-day activities and books and records than under the current Monitorship. We may also be prohibited from making certain investments or undertaking activities that we would have otherwise pursued, may be required to settle certain disputes (including disputes with creditors), or otherwise may be subject to reorganization. This may also impact our estimates regarding costs expected to be incurred during the liquidation process.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts seeks both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased interest in the GPB-managed funds. This matter is stayed, pending resolution of the Criminal Case.

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

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the Criminal Case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. On June 24, 2024, in response to a June 20, 2024 joint letter request filed by several parties to the case to stay all proceedings pending the preparation of a formal stipulation of settlement, a Magistrate Judge in the case entered an Order that all deadlines and proceedings related to the action are stayed with respect to all parties until further order of the Court. Any potential losses associated with this matter cannot be estimated at this time.

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

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the Plaintiff in the New York case set forth above) filed a Demand for Arbitration with the American Arbitration Association (AAA). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the Respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Arbitration proceedings commenced on April 29, 2024 , and concluded after ten (10) days of hearing on May 10, 2024. The parties will file post - hearing briefs with the panel in fall 2024, after which the panel is expected to render its decision. Any potential losses associated with this action cannot be estimated at this time.

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

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York (the “USAO”) brought a criminal indictment against Mr. Gentile (GPB’s sole Member), Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. Promptly following his indictment, Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership. On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Sentencing of Mr. Gentile and Mr. Schneider is scheduled for October 24, 2024. Mr. Lash’s sentencing is scheduled for October 31, 2024.

On February 11, 2021, the United States District Court for the Eastern District of New York (the “EDNY Court”) in the SEC Action appointed Joseph T. Gardemal III as the independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Monitor Order”). The Monitor was granted the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries. On April 14, 2021,the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provided that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order. The Monitor is thus required to assess the Partnership’s operations and business, and make recommendations to the EDNY Court, which may include continuation of the operations subject to his monitoring, or a liquidation of assets, or filing for reorganizing in bankruptcy. See “Footnote 7. Commitments and Contingencies” for additional information.

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships in the northeastern United States, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners. We disposed of our last dealership in October 2023, thus the Partnership no longer owns or operates any dealerships.

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, for 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approval and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale.

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

In January 2022, the Partnership and GPB Prime entered into a Twelfth Amendment (the “Amendment”) to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allows for distribution to the Partnership and GPB Holdings II, LP of $570.0 million representing a portion of the proceeds received from the Group 1 Sale; (ii) changes the definition of floor plan borrowers to mean AMR Auto Holdings – SM, LLC d/b/a Prime Subaru Manchester (“Prime Subaru Manchester”); (iii) decreases the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaces the benchmark interest rates for borrowings from the London Interbank Offered Rate (“ LIBOR”) to Secured Overnight Financing Rate (“SOFR”) subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only owned one new vehicle dealership and no longer required the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

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

The Partnership cannot predict the timing or amount of any distributions to its limited partners (“Limited Partners”), because uncertainties exist as to: (i) the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs, and amounts to be set aside for claims; (ii) obligations and provisions during the liquidation and winding-up process; (iii) the timing and outcome of the pending litigation, and the related timing to complete such transactions during the overall liquidation process; and (iv) the related timing to complete such transactions during the overall liquidation process. Upon transitioning to the liquidation basis of accounting on December 31, 2021, the Partnership initially estimated the liquidation process would be complete by December 31, 2024, an estimate that was, in part, driven by the commencement date for the Criminal Case (see “Footnote 7. Commitments and Contingencies”). As a result of the commencement date for the Criminal Case being set later than initially projected, the Partnership extended the expected liquidation completion date from December 31, 2024 to December 31, 2025, effective for the quarter ended March 31, 2023. No assurances can be provided that the expected liquidation completion date will be met and future changes to this expected date could have a material impact in the Condensed Consolidated Financial Statements.

On May 14, 2024, Tom Lemke resigned from the Board.

RESULTS OF OPERATIONS

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2021, we no longer discuss the changes in results of our operations.

Liquidity and Capital Resources

Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. As of June 30, 2024, all significant non-cash or investment assets have been liquidated. We had $5.8 million in cash on hand and cash equivalents, $2.2 million in restricted cash, and $531.3 million in investment securities as of June 30, 2024. We expect that this cash and cash equivalents, restricted cash, and investment securities will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

Investment securities include Treasury Bills with original maturities on the date of purchase of greater than three months. As of June 30, 2024, $531.3 million was invested in Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as investment securities in the Condensed Consolidated Statement of Net Assets in Liquidation.

Contractual Payment Obligation

As of June 30, 2024, there have been no material changes to the contractual payment obligations table included in the Annual Report on Form 10-K filed with the SEC on March 11, 2024 (the “Form 10-K”).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three and six months ended June 30, 2024, there have been no material changes to the critical accounting estimates included in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of the Form 10-K.

Item 4. Controls and Procedures

The Partnership’s management, with the participation of Rob Chmiel, the Chief Executive Officer and Chief Financial Officer of GPB, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that at June 30, 2024, due to the existence of the material weaknesses in the Partnership’s internal controls over financial reporting (“ICFR”) described below, the Partnership’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in “Footnote 7. Commitments and Contingencies” of the notes to the Condensed Consolidated Financial Statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Registrant adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 6, 2024