Form 10-K
period 2024-12-31
GPB Automotive Portfolio, LP
filed 2025-03-27
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code (855) 635-3027

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A and A-1 Limited Partnership Units

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes ☑ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐Yes ☑ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No

There is no established public market for the registrant’s shares of Limited Partnership Units.

As of December 31, 2024, there were 7,890 Class A Limited Partnership Units and 3,538 Class A-1 Limited Partnership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K” or “Annual Report”) contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “could,” “would,” “may,” “potentially” “will be,” “will continue,” “will likely result,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions as described in more detail under Part I, Item 1A of this Annual Report. Forward-looking statements in this Annual Report include, without limitation to, statements about: any plans and expected approval of distributions of available assets to investors and creditors; implementation of the Receivership Order (as such term is defined below); the continued services of the Receiver (as such term is defined below); our future financial performance; the continuation of historical trends; and the sufficiency of our resources in meeting our cash obligations. Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us, and are not guarantees of future results. Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Annual Report, including in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put undue reliance on any forward-looking statements. The forward-looking statements in this Annual Report speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or any other reason.

PART I

Item 1. Business

Overview

GPB Automotive Portfolio, LP (the “Partnership”, “we”, “us”, “our” or the “Registrant”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. As further described below, the Partnership has sold substantially all of its assets and is now in receivership.

GPB Capital Holdings, LLC (“General Partner”, “GPB Capital”, “Capital Holdings”, or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fifth Amended and Restated Agreement of Limited Partnership, dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. As further described below under “SEC Action, Monitorship, Receivership and Related Matters”, GPB has entered into a management services agreement with GPB’s wholly owned subsidiary Highline Management, Inc. (“Highline”). GPB conducted and managed our business, through Highline, which provides certain management services to assist GPB in fulfilling its duties as the Partnership’s General Partner. However, now that the Partnership is in receivership, GPB and Highline continue to act out their duties under supervision and direction of the Receiver, as defined below.

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships, including in most cases, the related real estate, and sought to further develop those operations to increase cash flow and income from operations on behalf of the Limited Partners, as defined below.

Receivership

The Partnership is currently in receivership. As further described below under “SEC Action, Monitorship, Receivership and Related Matters”, on December 8, 2023, the U.S. District Court for the Eastern District of New York (the “EDNY Court”) entered an order (the “Trial Court Receivership Order”), appointing Joseph T. Gardemal III as receiver (the “Receiver”) of the General Partner, the GPB-managed partnerships, including the Partnership, and certain GPB affiliated entities, including Highline (collectively, the “Receivership Entities”). Following an appeal of the Trial Court Receivership Order, on December 3, 2024, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) affirmed the Trial Court Receivership Order (the “Receivership Order”), and the receivership (the “Receivership”) took effect.

Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order, through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership. The proposed plan of distribution is currently pending before the EDNY Court.

Robert Chmiel and Evan Cutler currently serve as Highline’s Chief Executive Officer and Chief Financial Officer, respectively, under the supervision and direction of the Receiver. As Highline’s executive officers their duties include managing the Partnership.

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

In November 2021, the Partnership obtained the necessary manufacturer approvals and completed the sale of substantially all of its assets, including real estate, three collision centers, and 27 of its 29 dealerships to Group 1. In December 2021, the Partnership obtained the necessary manufacturer approval and completed the sale of its 28th dealership and the related real estate to a third-party. The aggregate consideration for all of the 28 dealership purchases and real-estate was $824.9 million after taking into account the payoff of floorplan financing and mortgage debt outstanding at the time of the Group 1 Sale. The aggregate consideration was subject to customary post-close adjustments as defined in the Purchase Agreement. See “Note 4. Dispositions” in our Consolidated Financial Statements included in “Item 15. Exhibits, Financial Statement Schedules.” for more information.

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

Plan of Liquidation and the Receivership

Prior to the Receivership taking effect, concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline’s management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in any other investments were contemplated. In accordance with United States generally accepted accounting principles (“U.S. GAAP”), liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The then-Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

On December 3, 2024, the Receivership took effect, and since that date through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership.

Prior to an approval, if any, by the EDNY Court of the distribution to the Partnership’s investors and creditors, the Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”). In addition, no assurances can be provided that any expected liquidation and winding down will be completed as set forth in the proposed plan filed by the Receiver with the EDNY Court, and future changes to any such expected date could have a material impact on the Consolidated Financial Statements and the amount, if any, that is ultimately distributed to our Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2025 is the best estimate for the expected liquidation completion date.

SEC Action, Monitorship, Receivership and Related Matters

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleged several violations of the federal securities laws, including securities fraud. The SEC was seeking disgorgement and civil monetary penalties, among other remedies.

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

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Mr. Gentile and Mr. Schneider’s sentencing is scheduled for April 4, 2025. Mr. Lash’s sentencing is scheduled for May 8, 2025.

Appointment of Monitor

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Monitor Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former Chief Executive Officer, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-Chief Executive Officer of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Monitor Order, GPB was required to (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provided that the Monitor would remain in place until terminated by order of the EDNY Court, and granted the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions.

On April 14, 2021, the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provided that, in addition to the SEC and GPB, certain State regulators would receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order. In his motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to have appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing Monitorship over GPB and the GPB-managed funds to a Receivership, and appoint the Monitor, Joseph T. Gardemal III, as Receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds (the “Receivership Application”). The Receivership Application and a Proposed Order Appointing Receiver and Imposing Litigation Injunction (the “Proposed Order”) were filed with the EDNY Court with the consent of GPB’s management.

On December 7, 2023, the EDNY Court issued the Trial Court Receivership Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Trial Court Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Trial Court Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Trial Court Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Trial Court Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit.

Appointment of Receiver

On December 3, 2024, the Second Circuit affirmed the EDNY Court’s Trial Court Receivership Order and lifted the stay, and the Receivership took effect. Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order, through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. The Receiver serves as the board of directors of the Partnership, as discussed in “Item 10. Directors, Executive Officers and Corporate Governance” below.

In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership. The proposed plan of distribution is currently pending before the EDNY Court.

State Matters

On May 27, 2020, the Massachusetts Securities Division of the Office of the Secretary of the Commonwealth (“Massachusetts”) filed an Administrative Complaint against GPB for alleged violations of the Massachusetts Uniform Securities Act. No GPB-managed fund is a named defendant. The complaint alleges, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements or omissions. Massachusetts is seeks both monetary and administrative relief, including disgorgement and rescission to Massachusetts residents who purchased interest in the GPB-managed funds. This matter is stayed, pending resolution of the Criminal Case.

On February 4, 2021, the seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States are seek both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States were stayed pending the conclusion of the Criminal Case. The State of New Jersey voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Corporate Governance of the Partnership Prior to the Appointment of the Receiver

Highline

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide management and operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor Audit Committee (the “Audit Committee”) to certain allegations brought against the General Partner as described above and in “Item 3. Legal Proceedings.”

The Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to, the: (i) further enhancement of the corporate management structure, with the addition of professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, an initial five-member Board was appointed; the Board was first reduced to three members and, later, to two (all of whom were “independent”, as that term is used in the New York Stock Exchange-listed company manual). To address its oversight and governance, the Board previously established three committees, each consisting entirely of the independent members, an Audit Committee, a Governance Committee and a Compensation Committee, as more fully described below, responsible for overseeing GPB’s management related to the Partnership’s affairs, establishing additional layers of responsibility within the Partnership’s governance structure and enhancing internal controls. As of this filing, the Board is defunct. The Receiver serves as the board of directors of the Partnership. For details, see “Item 10. Directors, Executive Officers and Corporate Governance”.

Pursuant to a Management Service Agreement with GPB (“MSA”), dated January 1, 2020, on GPB’s behalf and now under Receivership supervision and direction, Highline manages all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. Thus, Highline provides independent oversight and review of most aspects of our operations.

A May 2020 amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective from January 1, 2020 through December 31, 2023. The MSA was subsequently amended in August 2021, through which the initial term of the MSA was extended to a five-year term, through December 31, 2024, and automatically renews annually thereafter.

Under the MSA, Highline agreed to provide the following services to the Partnership (but not to the remaining businesses owned by the Partnership, which, at the time, were managed day-to-day by their own management teams):

●	manage and oversee the day-to-day affairs and operations of the Partnership, including developing corporate strategy and business plans, and managing annual budgets;
●	manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	manage the process for the audits of the financial statements of the Partnership;

●	manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A Limited Partnership Units (“Class A”) and Class A-1 Limited Partnership Units (“Class A-1”) Private Placement Memorandum (the “PPM”) dated July 2018;
●	communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	review and approve significant transactions approved by GPB’s Acquisition Committee (“Acquisition Committee”);
●	review and approve any material change in the investment strategy of the Partnership; and;
●	perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

Prior to the Receivership taking effect, GPB, through its Acquisition Committee, controlled all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of any such transaction that constituted a significant transaction as described above. Highline’s former responsibilities set forth above encompassed reporting and monitoring distributions to our Limited Partners.

Between the April 14, 2021 Amended Monitor Order and the time when the Receivership took effect, operational and financial decisions made by Highline regarding the affairs of the Partnership were subject to the same authority of the Monitor as decisions made by GPB. Since the affirmation of the Receivership Order by the Second Circuit, and through the date of the filing of this Annual Report, the Partnership has been managed under the direct supervision of the Receiver.

For further discussion of the relationship between GPB and Highline and the corporate governance of the Partnership prior to the appointment of the Receiver, see “Item 10. Directors, Executive Officers and Corporate Governance” elsewhere in this Annual Report.

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

At December 31, 2024, the Partnership no longer operates any dealerships.

Business Plan

Since the entry of the Receivership Order, and through the date of the filing of this Annual Report, the Partnership has been managed under the direct supervision of the Receiver. Pursuant to the Receivership Order, the Receiver is responsible for managing and overseeing the Receivership estate (the Receivership Estate”), including the preparation distributions of available assets to the Partnership’s creditors and investors. Under the Receivership Order, the Receiver intends, among his other duties, to conduct an orderly liquidation of the Partnership and its remaining assets in a manner and over a period of time calculated to maximize their value for investors and the Receivership Estate.

Human Capital Resources

As of December 31, 2024, there were approximately 13 full-time employees working at Highline and GPB combined, supporting operations of the Partnership and its affiliates, excluding the Receiver and his staff. None of these employees are represented by a labor union, and management considers its relations with these employees to be good.

Available Information

Our SEC filings are available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

We also make available, through the website of our claims administrator at https://dm.epiq11.com/case/gpbcapital/documents) all reports and amendments to those reports filed or furnished pursuant to Section 12(b) or (g) of The Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on the website does not constitute part of this Annual Report. We have included this website address in this Annual Report solely as an inactive textual reference.

Item 1A. Risk Factors

The Partnership’s proportion of the Receivership Estate and changes in its value, the value of the limited partnership interests (the “Units”) and available distributions, if any, to the Limited Partners, may be adversely affected by a number of factors. The risks, uncertainties, and other factors that the Limited Partners and prospective Limited Partnership Unitholders, if any, should consider include, but are not limited to, the following:

RISKS RELATED TO THE PARTNERSHIP AND RECEIVERSHIP ORDER

We are currently under the control of a court-appointed receiver and may not be able to distribute any available assets from the Receivership Estate to our Limited Partners at the times and in the amounts expected, if at all.

On December 3, 2024, the Second Circuit affirmed the EDNY Court’s Trial Court Receivership Order and lifted the stay, and the Receivership took effect. Pursuant to the Receivership Order, the Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities, including the Partnership.

In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership. The proposed plan of distribution is currently pending before the EDNY Court.

We cannot predict the timing or amount of any distributions to the Limited Partners, as uncertainties exist as to the ultimate amount of our expenses associated with implementing the Receivership Order, including the liquidation and winding down of our business, obligations, liabilities and expenses during the liquidation and winding-up process, and the related timing to complete such transactions. Accordingly, there can be no assurances as to the timing or amount of any distributions to the Limited Partners.

We will continue to incur liabilities and expenses that will reduce the proceeds available, if any, for distribution to the Limited Partners.

Claims, liabilities and expenses will continue to be incurred as we seek to liquidate our remaining assets and wind down operations pursuant to the Receivership Order. These expenses could be material and will reduce the amount of proceeds available, if any, for ultimate distribution to the Limited Partners. If we incur obligations, liabilities, expenses and claims in excess of those we currently anticipate, the amount distributed to the Limited Partners may be lower than we currently estimate.

Our Limited Partners may not receive distributions to fully return their invested capital.

There can be no assurance that the Partnership will pay its operating expenses, liabilities, and obligations during the liquidation and wind-down process, and make distributions to the Limited Partners to fully return their paid capital, or any distributions at all in excess of their paid-in capital.

We and the General Partner are involved in material litigation arising from the operations of the Partnership. Resolving litigation disputes can be costly and time consuming.

Although most of the legal proceedings against us, the General Partner and the Receivership Entities are currently stayed (see “Item 3. Legal Proceedings”), we, the General Partner, our portfolio companies, as well as Ascendant and Axiom Capital Management, Inc. (“Axiom”), affiliated broker-dealers, and current and former officers and employees of the foregoing, are involved in regulatory, litigation, arbitration, and other proceedings and investigations, which expose us to potential significant financial loss. These proceedings and investigations arise, for the most part, from the sale and marketing of the Units, including fees paid in connection therewith, and the operation of the Partnership, including the dissemination of information to Limited Partners regarding the Partnership and Partnership distributions. These claims in these proceedings and investigations variously allege fraud and misrepresentation, misuse of investor funds, breach of fiduciary duty and other causes of action and seek substantial damages, injunctive relief, rescission, disgorgement and other remedies.

In addition, we and the General Partner may be subject to additional claims by creditors, including relating to our current or former portfolio companies. We are also advancing funds to former officers and directors, as well as the General Partner, its principals, representatives and affiliates, for costs they incur in connection with their legal defense of such disputes. Resolution of these matters will likely take substantial time, and we cannot predict the results of these matters with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect, including incurring significant legal fees, expenses, costs and damages by the Partnership, and in turn, reduce or completely deplete otherwise available proceeds for distribution to the Limited Partners. Further, if amounts of reserves or escrows that were established for contingent liabilities that could result from the advance of indemnification expenses are insufficient, such liabilities might ultimately be funded by the Limited Partners to the extent that such Limited Partners have received prior cash distributions from us.

If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, any available proceeds for distributions to the Limited Partners may be delayed or reduced.

Under the Receivership Order, we may seek to enter into binding sale agreements for each of our assets, investments and businesses. The consummation of the potential, future sales may be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets, which we may be unable to do promptly or at prices or on terms that are as favorable as the original agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for these assets. In the event that we incur these additional costs, any available proceeds for distributions to the Limited Partners would be delayed or reduced.

We may be unable to sell our remaining assets and our remaining lines of business at acceptable prices, or at all.

In accordance with the Receivership Order, we presently intend to sell our remaining assets and lines of businesses. We may, however, may not be able to find purchasers for such assets due to market conditions or we may be unable to obtain acceptable value for these remaining assets and lines of business. As a result, we may be forced to attempt to sell our remaining assets and lines of businesses at a time or at a value that is unfavorable to us, which would delay or decrease the potential available proceeds for distributions to the Limited Partners.

If our liquidation costs or unpaid liabilities are greater than we expect, any available proceeds for distributions to the Limited Partners may be delayed or reduced.

Before paying any available proceeds to the Limited Partners, we will need to pay or arrange for the payment of all of costs associated with liquidation and winding down under the Receivership Order, including all costs and all valid claims against us (which claims may be unknown to us at this time), which in turn, may result in reduced or delayed payment of any available proceeds for distributions to the Limited Partners.

Our entity value may be adversely affected by the Receivership Order.

Under Receivership Order, the Receiver, among other duties, is responsible for managing and overseeing the liquidation and winding down of the Partnership, which in turn, may inherently adversely affect the Receivership Estate’s value.

We will continue to incur the expenses of complying with public company reporting requirements.

Although we may in the future seek relief from the SEC from certain reporting requirements under the Exchange Act, which may not be granted, until our liquidation and dissolution is complete, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. The expenses we incur in complying with the applicable reporting requirements will reduce any available proceeds for distributions we may pay to the Limited Partners.

The tax treatment of any available proceeds for distributions may vary from one Limited Partner to another. You should consult your own tax advisor instead of relying on the discussions of tax treatment in any of these statements for tax advice.

We have not requested a ruling from the Internal Revenue Service with respect to the anticipated tax consequences of the liquidation, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any available proceeds for distributions. Tax considerations applicable to particular Limited Partners may vary with and be contingent upon the Limited Partner’s individual circumstances.

If we have not accurately assessed the current realizable values and settlement amounts of our assets and liabilities, respectively, we will not be able to realize amounts equal to their statement of net asset carrying values. This may materially affect future distributions to the Limited Partners, if any.

The valuation of our assets and liabilities presented in our financial statements in accordance with liquidation accounting will be tested as we account for actual disposition and winding down transactions. We apply rules required by U.S. GAAP which may or may not result in deriving an accurate approximate realizable value. Risks are inherent in assessing current value when measured against the outcome of future transactions. Those risks include, without limitation to, the accuracy of:

●	our valuation of our existing fixed assets and business units;
●	our evaluation of our ability to settle future obligations to third parties;
●	our assessment of the current state of litigation and potential litigation against us, including anticipated indemnification costs to be incurred; and
●	our assessment of our tax obligations.

Our assessment of these items requires a substantial amount of judgment. This judgment is exercised by our choice of assumptions from which a wide latitude of likely future outcomes are possible. Among these assumptions are:

●	our assumption related to the timing and amount of future business revenue streams, whether from sale of business units, or sale of independent assets;
●	our assumption related to the duration of the retention of our assets and liabilities until disposition;
●	our assumption regarding the timing and transactional costs associated with dispositions;
●	our ability to affect timely and efficient closing of disposition transactions;
●	our assumption regarding the amount of legal costs we will pay during the liquidation process;
●	our assumption regarding the time it will take to complete the liquidation process; and
●	our assumption regarding the estimated interest income accrued from investment securities.

The judgments and the resulting valuations taken therefrom form the basis for our realizable value assessment of carrying values on our financial statements. If we fail to accurately assess realizable values in our financial statement presentation, the amounts realized from transactions may be different from amounts in the financial statement presentation, and these amounts may differ in a material amount. If such material differences are found to exist, the amount available for distribution, if any, to the Limited Partners will be materially affected.

Market volatility due to adverse economic and geopolitical conditions or dislocations in the credit markets, could have a material adverse effect on our ability to complete our liquidation and winding down and pay distributions, if any, to the Limited Partners.

The implementation of the Receivership Order may be adversely affected by market and economic volatility experienced by the U.S. and global economies. Such adverse economic and geopolitical conditions may be due to, among other issues, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability, sanctions and other conditions beyond our control. These current conditions may adversely affect the implementation of the Receivership Order and the amount of distributions we may pay to the Limited Partners, if at all. The implementation of the Receivership Order may be further impacted by disruptions in the financial markets and continued economic uncertainty, and this may have a material effect on the ultimate amount and timing of distributions, if any, received by the Limited Partners.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have invested in reasonable commercial security technology to protect our data and business processes against many of these risks, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

●	disrupt the proper functioning of our networks and systems;
●	result in misstated financial reports and/or missed reporting deadlines;
●	result in our inability to properly monitor our compliance with rules and regulations;
●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
●	require significant management attention and resources to remedy any damages that result; or
●	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements.

Any or all of the foregoing could have a material adverse effect on our ability to successfully execute the execution of the Receivership Order and could reduce the amount and timing of distributions, if any, to the Limited Partners.

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of proprietary information.

Our information technology systems are important for efficiently managing the liquidation and winding down of our operations, as well as overseeing and managing our remaining assets. We rely on information systems to effectively prepare our consolidated financial and operating data. Our facilities and systems, and those of any third-party service providers, could be vulnerable to security breaches, ransomware, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. The failure of information systems to perform as designed, the failure to maintain and enhance or protect the integrity of these systems or any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or any third-party service providers, could expose us to the risks of litigation and liability, disrupt our liquidation and winding down process, expose us to third-party claims, result in adverse publicity or otherwise adversely affect our financial reporting.

We are subject to privacy, data use and data security regulations, which impact the way we use and handle data. In addition, regulators are proposing and adopting new laws or regulations that could require us to adopt certain cyber security and data handling practices. The changing privacy laws create new individual privacy rights and impose increased obligations on companies handling personal data.

We collect, process, and retain personally identifiable information regarding the Limited Partners and vendors in the normal course of our business. Our internal and third-party systems are subject to risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication, thus presenting an ongoing threat to systems, whether internal or external, used to operate the business in which we historically operated. Previously, we invested in reasonable commercial security technology to protect our data and business processes against certain of these risks. We also purchase insurance to mitigate the potential financial impact of certain of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our implementation of the Receivership Order, primarily, the liquidation and winding down process. We could also experience other financial impacts resulting from investigations, litigation, or imposition of penalties or other means.

RISKS RELATED TO THE MANAGEMENT OF THE PARTNERSHIP

We rely on Highline, GPB and its affiliates to manage our operations, including the winding down thereof.

The Partnership is dependent upon the efforts and experience of Highline, GPB and its affiliates to assist in the management, under the supervision and direction of the Receiver, of the Partnership, including the winding down thereof. Various employees of GPB and Highline provide services to the Partnership, which are in addition to and separate from GPB’s services as General Partner of the Partnership. There can be no assurance that such employees will continue to provide services to GPB or will continue to function on the Partnership’s behalf. The future loss of employees of key employees of GPB or Highline providing services to the Partnership could have an adverse effect on the Partnership.

RISKS RELATED TO THE UNITS

Our corporate transfer book is currently closed and any attempted third-party transfer, sale, pledge or assignment of our Class A and Class A-1 Units will not be recognized, and accordingly, our Class A and Class A-1 Units are illiquid, have no public market, and our Limited Partners’ primary source of liquidity is the implementation of the Receivership Order. As we continue to facilitate a distribution plan under the Receivership Order, any amendments to this policy will be posted by the Receiver.

Outside of certain limited contexts, such as permitted transfers upon death and certain litigation settlements, our corporate transfer book is closed and we prohibit recording transfers of our Class A and Class A-1 Units. Class A and Class A-1 were not transferable, saleable, pledgeable, or assignable on the Partnership’s books. Our Units are not listed on any securities exchange or interdealer quotation system and there is no intention to seek such a listing. The absence of a market for the Units means that there is no opportunity to sell your Units. Units should be viewed solely as long-term, illiquid investments. Accordingly, Limited Partners should be prepared to hold their investments in us for the long-term with the expectation that any returns will be realized only from the implementation of the plan of distribution.

Investments in our Units may have adverse tax consequences.

With limited exceptions designed to meet the needs of U.S. tax exempt investors and certain non-U.S. investors, the Partnership generally expects to be treated as a partnership for U.S. federal income tax purposes. Each Limited Partner, in determining its U.S. federal income tax liability, will take into account its allocable share of the Partnership’s income, gain, loss, deduction and credits, without regard to whether it has received distributions from the Partnership. The Partnership anticipates that it may incur income that would be treated as unrelated business taxable income under Sections 512 and 514 of the Internal Revenue Code of 1986, as amended. Accordingly, Unitholders that are tax exempt entities, including qualified retirement plans (stock, bonus, pension, or profit-sharing plans described in IRC§401(a)) and individual retirement accounts (“IRAs”), are urged to consult their tax advisors concerning the U.S. Federal, state and local income and other tax consequences that may result from their investment in the Partnership.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As previously discussed in “Item 1. Business” the Partnership is managed by GPB, through its affiliation with Highline under supervision and direction of the Receiver. Among the services provided to the Partnership under the MSA is a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program was integrated within the Partnership’s enterprise risk management system as administered and overseen by Highline under supervision and direction of the Receiver and addresses the corporate information technology environment.

The underlying controls of the cyber risk management program that the Partnership currently has in place are based on recognized best practices and standards for cybersecurity and information technology, including the International Organization Standardization (“ISO”) 27001 Information Security Management System Requirements.

Highline partners with cybersecurity companies and organizations, leveraging third-party technology and expertise, including secure cloud storage solutions, firewalls and monitoring software. Highline engages with these partners and their technology to monitor and maintain the performance and effectiveness of its corporate information environment.

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

The Receiver currently oversees the Partnership’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Highline’s cybersecurity specialist briefs the Chief Executive Officer, who presents to the Receiver as necessary on the effectiveness of the Partnership’s cyber risk management program and any potential cybersecurity threats.

The Partnership faces risks from cybersecurity threats that could have an adverse effect on its implementation of the Receivership Order, including liquidation and winding down, as well as its financial reporting. The Partnership has experienced, and may continue to experience cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not been determined to have been material to the Partnership’s business, financial condition, results of operations, or cash flows. See “Item 1A. Risk Factors – Risks Related to the Partnership and Receivership Order”. Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information” for more information about the cybersecurity risks the Partnership faces.

Item 2. Properties

As of December 31, 2024, we owned one property. This property is located in New York. The property consists primarily of an automotive showroom, service facility, supply facility, storage lot, parking lot and office.

Item 3. Legal Proceedings

For discussion of our legal proceedings, refer to “Note 11. Commitments and Contingencies” within our Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

No public market currently exists for our Units. Pursuant to the Receivership Order, our Units may not, generally, be sold, transferred, assigned, pledged or otherwise disposed, and any such disposal will not be recognized by the Partnership.

Holders

As of December 31, 2024, the approximate number of holders of Class A Units was 3,614, of Class A-1 Units was 2,459, of Class B Units was 502, and of Class B-1 Units was 336.

As of December 31, 2024, and through the date of this filing, the Partnership has 7,889.94 Class A Limited Partnership Units, 3,537.52 Class A-1 Limited Partnership Units, 1,505.14 Class B Limited Partnership Units and 587.97 Class B-1 Limited Partnership Units issued and outstanding. All classes have the same rights and the only distinction between classes are the Managerial Assistance fees and Selling and Service fees which are outlined in “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Distributions and Redemptions

There were no contributions for the years ended December 31, 2024 and 2023. The Partnership does not currently expect to pay cash distributions in the future, other than, potentially, in connection with the Receivership Estate.

There were no redemptions for the years ended December 31, 2024 and 2023. All previous redemption requests have been cancelled pursuant to the plan of distribution pursuant to the Receivership Order filed on January 17, 2025.

During the year ended December 31, 2024, there were no state tax withholding distributions made on behalf of the Limited Partners.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Financial Condition, Results of Operations, and Liquidity

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. As further described below, the Partnership has sold substantially all of its assets and is now in receivership.

GPB, a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the LPA. Pursuant to the LPA, GPB conducts and manages our business. As further described in “Item 1. Business - SEC Action, Monitorship, Receivership and Related Matters”, GPB has entered into a management services agreement with GPB’s wholly owned subsidiary Highline. GPB conducted and managed our business, through Highline, which provides certain management services to assist GPB in fulfilling its duties as the Partnership’s General Partner. However, now that the Partnership is in receivership, GPB and Highline continue to act out their duties under supervision and direction of the Receiver.

Receivership

The Partnership is currently in receivership. As further described in “Item 1. Business - SEC Action, Monitorship, Receivership and Related Matters”, on December 8, 2023, the EDNY Court entered the Trial Court Receivership Order, appointing Joseph T. Gardemal III as the Receiver of the General Partner, the GPB-managed partnerships and the Receivership Entities. Following an appeal of the Trial Court Receivership Order, on December 3, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the Receivership Order and the Receivership took effect.

Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order, through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership. The proposed plan of distribution is currently pending before the EDNY Court.

Robert Chmiel and Evan Cutler currently serve as Highline’s Chief Executive Officer and Chief Financial Officer, respectively, under the supervision and direction of the Receiver. As Highline’s executive officers, their duties include managing the Partnership, including the wind-down thereof.

Until the sale of substantially all of the Partnership’s assets described below under “Sale of Substantially All of the Partnership’s Assets,” we owned and operated multiple retail automotive dealerships primarily in the northeastern United States, including in most cases their related real estate, and sought to further develop their operations to increase cash flow and income from operations on behalf of the Limited Partners. As of December 31, 2024, the Partnership does not own or operate any dealerships.

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

The foregoing description of the Purchase Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Agreement, which is filed as Exhibit 2.1 in “Item 15. Exhibits, Financial Statement Schedules.”

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

In January 2022, the Partnership and GPB Prime entered into an Amendment to the M&T Credit Agreement. The Amendment, among other things, reaffirmed the agreement in principle which (i) allowed for distribution to the Partnership and GPB Holdings II, LP of $570.0 million, representing a portion of the proceeds received from the Group 1 Sale; (ii) changed the definition of floor plan borrowers to mean Prime Subaru Manchester; (iii) decreased the credit limit that may be borrowed for vehicle floorplan financing from $360.0 million to up to $8.8 million; and (iv) replaced the benchmark interest rates for borrowings from LIBOR to SOFR subject to certain adjustments in the Amendment. The M&T Credit Agreement was amended primarily to reflect that we only owned one new vehicle dealership and no longer required the same amount of debt financing as was previously in place. Proceeds from the Group 1 Sale were used in part to repay all other amounts outstanding under the M&T Credit Agreement.

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

Plan of Liquidation and the Receivership

Prior to the Receivership taking effect, concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021, to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership. Highline’s management reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for the $570.0 million distribution, and that no further plans to deploy capital in any other investments were contemplated. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The then-Board formally approved the commencement of the Plan of Liquidation at a Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

On December 3, 2024, the Receivership took effect, and since that date through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership.

Prior to an approval, if any, by the EDNY Court of the distribution to the Partnership’s investors and creditors, the Partnership cannot predict the timing or amount of any distributions to its Limited Partners. In addition, no assurances can be provided that any expected liquidation and winding down will be completed as set forth in the proposed plan filed by the Receiver with the EDNY Court, and future changes to any such expected date could have a material impact on the Consolidated Financial Statements and the amount, if any, that is ultimately distributed to our Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2025 is the best estimate for the expected liquidation completion date.

Following the Implementation of the Plan of Liquidation and the Receivership

The Board’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 28, 2021, requires our financial statements to be prepared in accordance with the liquidation basis of accounting as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”).

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

Our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, include Consolidated Statements of Net Assets in Liquidation as of December 31, 2024 and 2023, Consolidated Statements of Changes in Net Assets in Liquidation for the years ended December 31, 2024 and 2023, and all disclosures necessary to present relevant information about our expected resources in liquidation.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the forecasts generated by our management. Estimates for the liquidation value of Prime Subaru Manchester, prior to the transfer in October 2023, were determined through a combination of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that liquidation will be completed by December 31, 2025, however, no assurances can be provided that this date will be met. This date was determined through management consultation with the Receiver and GPB’s external counsel and contemplates such matters as the timing of the approval of the distribution plan, the timing of Mr. Gentile’s criminal trial, and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation. Any delays in the timing of the resolution of these matters could significantly delay both the completion date and the amounts available to be distributed upon liquidation. In addition, this date assumes that if the Partnership continues to be responsible for costs relating to matters expected to occur after the anticipated liquidation completion date of December 31, 2025, primarily the anticipated indemnification costs, such estimated amounts would be reserved for and managed by GPB to pay such obligations. The current projection model used to estimate future costs during liquidation includes consideration of this scenario.

Net assets in liquidation represents the estimated liquidation value to holders of Units upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our Limited Partners and no assurance can be given that the distributions will equal or exceed the estimate presented in these Consolidated Financial Statements.

Results of Operations

In light of the adoption of liquidation basis of Accounting as of December 31, 2021, comparisons of the year ended December 31, 2024 to the prior year ended December 31, 2023 are not meaningful, and therefore we no longer discuss the changes in results of our operations.

On October 16, 2023, GPB Prime transferred ownership of the sole remaining dealership, Prime Subaru Manchester, to Group 1, following the parties’ settlement of litigation. The net proceeds of $34.4 million from the sale of Prime Subaru Manchester were received in 2022, in advance of the final transfer in October 2023.

Liquidity and Capital Resources

Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. We had $527.4 million in cash on hand, cash equivalents and investment securities, and $2.2 million in restricted cash as of December 31, 2024. We expect that this will be adequate to meet our obligations, pursuant to our Plan of Liquidation.

Contractual Payment Obligations

The following table summarizes our payment obligations under certain contracts as of December 31, 2024, that obligate the Partnership to contractual payments. The amounts presented are based upon, among other things, the terms of any relevant agreements. Future events that may occur related to payment obligations could cause actual payments to differ significantly from these amounts.

(Dollars in thousands)	Payments Due by Period
					More Than 5
		Less than 1 Year	1 - 3 Years	3 - 5 Years	Years (2030 and
	Total	(2025)	(2026 and 2027)	(2028 and 2029)	thereafter)
Notes payable - related party	24,267	24,267	—	—	—
Total	$24,267	$24,267	$—	$—	$—

Additionally, $9.2 million of interest has been accrued associated with these notes payable - related party and is included as a component of the $24.3 million reflected in the table above.

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

Our most critical accounting estimates include those related to reserves for potential litigation and our liquidation accounting estimates including: the date on which we expect the liquidation process to be complete, the estimated legal costs expected to be incurred during the liquidation process, estimated settlement proceeds of our assets, and estimated settlement amounts of our liabilities. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable, however, the actual results could differ from the estimates and assumptions made in the preparation of the accompanying Consolidated Financial Statements.

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

Liquidation Basis of Accounting

As of December 31, 2021, the Partnership transitioned from a going concern basis of accounting to a liquidation basis of accounting in accordance with U.S. GAAP. Under the liquidation basis, the remeasurement of the Partnership’s assets and liabilities includes management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities. The estimated liquidation values for assets and liabilities derived from future operations and asset sales and the settlement of estimated liabilities are reflected on the Consolidated Statements of Net Assets in Liquidation in “Item 15. Exhibits, Financial Statement Schedules.” The actual amounts realized could differ materially from the estimated amounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto required by this item begin on page F-1 as listed in “Item 15. Exhibits, Financial Statement Schedules.” of Part IV of this Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

In connection with the preparation and filing of our prior reports on Form 10-K and Form 10-Q, we determined that there were material weaknesses in our internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The underlying circumstances that led to this conclusion related in part to the events that led to the U.S. government’s criminal prosecution of Mr. Gentile and the governance changes that were required in response, and these matters contributed to our determination that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have continued to make this same determination in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed thereafter.

Since this initial determination was made, we have worked to address and remediate these ICFR and disclosure controls weaknesses, and we believe that they have been substantially addressed or eliminated through the sale of substantially all of our operations as of December 31, 2024. However, in view of the Partnership being in a process of liquidation (with no material non-cash assets left in its portfolio), and with the Partnership also now in Receivership, we have determined that it would not be in the best interests of the Partnership and the holders of its Units to spend the resources on the third-party testing and monitoring processes that would be needed for us to finalize and confirm a conclusion that these weaknesses have been remediated and that our ICFR and disclosure controls and procedures are effective. As a result, when we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 (under the supervision and with the participation of the Receiver), we determined that our disclosure controls and procedures were not effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate ICFR, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, ICFR may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As further described directly above under “Evaluation of Disclosure Control and Procedures,” we determined that there were material weaknesses in our ICFR in connection with the preparation and filing of our prior reports on Form 10-K and Form 10-Q.

We have worked to address and remediate these ICFR and disclosure controls weaknesses, and we believe that they have been substantially addressed or eliminated through the sale of substantially all of our operations as of December 31, 2024. However, in view of the Partnership being in a process of liquidation (with no material non-cash assets left in its portfolio), and with the Partnership also now in Receivership, we have determined that it would not be in the best interests of the Partnership and the holders of its Units to spend the resources on the third-party testing and monitoring processes that would be needed for us to finalize and confirm a conclusion that these weaknesses have been remediated and that our ICFR is effective. As a result, when we evaluated the effectiveness of our ICFR as of December 31, 2024, based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of the Receiver and our Chief Executive Officer and Chief Financial Officer, we concluded that our ICFR was not effective as of such date because of the material weaknesses in our system of ICFR that we had previously identified.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT OVERVIEW

As previously discussed, pursuant to the Receivership Order, the Partnership is managed by GPB, through its affiliation with Highline, under the supervision and direction of the Receiver. Prior to the appointment of the Receiver, the main governing bodies that managed and made decisions for the Partnership were the Acquisition Committee and Highline, including Highline’s executive officers and its now defunct Board, discussed below. The Acquisition Committee and Highline each performed distinct functions on behalf of the Partnership, as outlined below.

Upon the appointment of the Receiver, all powers previously possessed by Highline, GPB, the Acquisition Committee, the Receivership Entities and their officers, directors, managers, agents and affiliates were suspended, except to the extent as granted by the Receiver. Under the Receivership Order, the Receiver has powers, authorities, rights, and privileges previously possessed by Highline, GPB, the Acquisition Committee, the Receivership Entities, and their officers, directors, managers, managing members, and the general and limited partners of Highline, GPB, and the Receivership Entities.

The Receiver re-appointed each of the individuals listed below to serve under his direct supervision as executive officers. The term of office of each of these executive officers continues until his resignation or removal by the Receiver. The following table sets forth information concerning the executive officers, including their ages, positions and tenure, as of the date hereof.

Name	Age	Officer since	Position
Robert Chmiel	64	2021	GPB Chief Executive Officer and Chief Financial Officer and Highline Chief Executive Officer
Evan Cutler	40	2021	Highline Chief Financial Officer
Michael Emanuel	58	2022	GPB and Highline General Counsel and Chief Compliance officer
Joseph T. Gardemal III (1)	58	2023	Receiver

1.	Mr. Gardemal is not an executive officer pursuant to Item 401 of Regulation S-K. Pursuant to the Receivership Order, Mr. Gardemal, in his capacity as the Receiver of the Partnership, serves in the effect function of an executive officer and possesses the powers, authorities, rights, and privileges previously held by the former management of the Partnership.

Robert Chmiel, GPB and Highline Chief Executive Officer and GPB Chief Financial Officer

Robert Chmiel, 64, Chief Executive Officer (since July 2021), Interim Chief Executive Officer (from February 2021 to June 2021) and Chief Financial Officer of GPB (since November 2019), leads all aspects of the firm, including investment management, accounting and finance, legal and compliance, and communications and investor relations. Mr. Chmiel has extensive experience in due diligence and SEC filings for publicly traded companies. His experience also includes six years of various finance roles with The Walt Disney Company, most notably as a senior member of the executive team which launched Disney Online. Most recently, he was the CFO of Orion Resource Partners, a $4 billion New York-based commodity-themed investment manager. Prior to Orion, Mr. Chmiel was the CFO and Head of Marketing for Pia Capital Management, a Greenwich, CT- based global macro hedge fund. Before Pia, Mr. Chmiel was the Managing Principal of RC Financial Group LLC, a financial consulting firm which specialized in due diligence services, capital raising, marketing and CFO services to hedge funds, private equity funds as well as to small and micro-cap public companies. Mr. Chmiel holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and a Bachelor of Arts in Economics from the College of the Holy Cross.

Michael Emanuel, GPB General Counsel and Chief Compliance Officer

Michael Emanuel, 58, is the General Counsel and Chief Compliance Officer of GPB (since August 2020) and is responsible for all legal, compliance and regulatory functions. Mr. Emanuel joined GPB from Stroock & Stroock & Lavan, a New York-based law firm where he served as a partner (March 2018 - July 2020). There, he advised clients in matters relating to fund, adviser and family office legal, compliance and regulatory infrastructure. Mr. Emanuel has focused his career practice on investment adviser and investment company regulation, the representation of investment funds and investment advisors in the formation, structuring, capitalization and operations of investment funds and management businesses. Prior to becoming a law firm partner, Mr. Emanuel spent over 20 years as a general counsel, chief compliance officer, chief operating officer and senior vice president at leading registered investment management firms, family offices, global banks and other financial services and law firms, most recently at Eagle Investment Solutions (from June 2010 – March 2018). Mr. Emanuel received his Juris Doctor degree from Fordham University and his Bachelor of Science in Accounting from Washington University.

Evan Cutler, Highline Chief Financial Officer

Mr. Cutler, 40, Chief Financial Officer (since January 2022), previously served as Senior Controller of Highline, and formerly GPB, since April 2019. Mr. Cutler leads all financial aspects of Highline, including finance and accounting, financial reporting, taxes, and assists in all other areas of Highline’s business. Mr. Cutler was previously Controller of Capstone Investment Advisors from 2015 to 2018, where he led the fund accounting group and was responsible for P&L, review and monitoring of operations functions, month end close processes, regulatory filings, financial statements, taxes, investor due diligence meetings and new fund launches from an accounting and operational perspective. Mr. Cutler also was a member and presenter to the valuation committee of Capstone Investment Advisors. Mr. Cutler has 15 years total experience in the investment management industry, is a Certified Public Accountant licensed in the state of New Jersey, and has a B.S. from Montclair State University.

Joseph T. Gardemal III, Receiver

Mr. Gardemal, 58, serves as the Receiver of the Partnership, and is responsible for overseeing and managing the Receivership Estate pursuant to the Receivership Order. Mr. Gardemal is a managing director at Alvarez & Marsal, a position he has held since August 2006. Mr. Gardemal is a Certified Public Accountant licensed in Louisiana, Washington D.C., Maryland, and Virginia and received his Bachelor in Business Administration (Accounting) From Loyola University New Orleans.

No family relationship exists among any of the executive officers.

Board Committees

Pursuant to the Receivership Order, the Receiver now performs the functions of the compensation, governance and audit committees. As a result, the former Board and committees have been disbanded.

Involvement in Certain Legal Proceedings

None of the executive officers have been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Director Independence

As discussed below, we do not currently have a board of directors.

Code of Ethics

GPB operates under a Code of Ethics, reviewed at least one time per year, which is designed to prevent, among other things, improper personal trading; identify conflicts of interest; and provide a means to resolve any actual or potential conflicts.

Insider Trading

Outside of certain limited contexts, such as permitted transfers upon death and certain litigation settlements, the Partnership’s corporate transfer book is closed and we prohibit recording transfers of our Partnership units. Our management, employees and their affiliates, as well as the Receiver, each do not own or trade in Partnership units. As a result of the foregoing, the Partnership has not adopted formal insider trading policies and procedures governing the purchase, sale and/or other dispositions of the Partnership’s units.

Corporate Governance of the Partnership Prior to the Appointment of the Receiver

Prior to the appointment of the Receiver, GPB conducted and managed our business, with Highline overseeing the day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. GPB’s main governing body was the Acquisition Committee. GPB, through its Acquisition Committee, controlled all major asset acquisition and divestiture decisions concerning the Partnership, and Highline was responsible for reporting and monitoring distributions to our Limited Partners. Before the Receivership took effect, but following the April 14, 2021 Amended Monitor Order issued by the EDNY Court, Highline’s operational and financial decisions regarding the affairs of the Partnership were subject to Mr. Gardemal’s authority and supervision as the Monitor of the Partnership.

The following overview reflects the corporate governance of the Partnership prior to the appointment of the Receiver:

Acquisition Committee

Prior to the Receivership taking effect, the Acquisition Committee comprised two members appointed by GPB. GPB controlled the size of the Acquisition Committee, and could nominate and remove Acquisition Committee members at its sole discretion. Prior to the Receivership taking effect, the members of the Acquisition Committee were Robert Chmiel and Michael Emanuel. Nico Gutierrez resigned as a member of the Acquisition Committee in June 2024. Pursuant to letter agreements with us: (i) the terms of the Acquisition Committee members were automatically renewed for a term of one year, and provided that either party may terminate the relationship at any time, (ii) the Acquisition Committee members were bound to use their best judgment when making recommendations on acquisitions and divestiture decisions for us, and (iii) and the Acquisition Committee members were required to attend committee meetings.

The Acquisition Committee governing charter set forth the authority and responsibilities of the Acquisition Committee, which included:

●	Understanding our mission and organizational goals and how they underscore and support the objectives of the portfolio companies;
●	Reviewing and advising on proposed acquisitions based on the consistency, viability and fit of those proposed acquisitions with our acquisition and operational criteria; and
●	Voting on acquisitions and divestitures, which required the approval of at least 75% of the Acquisition Committee members in order to proceed with a particular investment decision.

The Acquisition Committee asset acquisition and divestiture decisions concerning significant transactions were subject to required approval by a majority of the independent Directors of the Board. In December 2024, in accordance with the Receivership, the Acquisition Committee was disbanded.

The Acquisition Committee members were not independent and were affiliated with either GPB or Highline. The members were not separately compensated for their service on the Acquisition Committee. The below chart reflects the Acquisition Committee make up and their tenure on the committee:

Name	Position	Tenure
Robert Chmiel	Committee Chair Person	March 2021 - December 2024
Michael Emanuel	Committee Member	December 2021- December 2024
Nico Gutierrez	Committee Member	December 2021- June 2024

Highline Management Services Agreement

Pursuant to the MSA, dated January 1, 2020, on GPB’s behalf and now under Receivership supervision and direction, Highline manages all day-to-day functions of the Partnership and its subsidiaries, including management of all underlying assets, human capital, accounting and financial reporting, and operations. Thus, Highline provides independent oversight and review of most aspects of our operations.

A May 2020 amendment to the MSA set forth that the MSA would be in effect for an initial three-year term, effective from January 1, 2020 through December 31, 2023. The MSA was subsequently amended in August 2021, through which the initial term of the MSA was extended to a five-year term, through December 31, 2024, and automatically renews annually thereafter.

Under the MSA, Highline agreed to provide the following services to the Partnership (but not to the remaining businesses owned by the Partnership, which are managed day-to-day by their own management teams):

●	manage and oversee the day-to-day affairs and operations of the Partnership, including developing corporate strategy and business plans, and managing annual budgets;
●	manage, oversee and facilitate the accounting and payment functions, including necessary cash management services with respect to the operations of the Partnership;
●	manage and oversee the administration, operations, financial accounting and financial reporting for the Partnership, including managing the preparation of financial statements for the Partnership;
●	manage the process for the audits of the financial statements of the Partnership;
●	manage and oversee the process of obtaining third-party valuations of the Partnership in accordance with the LPA and the Class A and Class A-1 PPM dated July 2018;
●	communicate regularly and provide written reports (no less frequently than monthly) concerning the financial status and financial performance of the Partnership to GPB, including providing regular (no less frequent than monthly) asset management reports and updated financial models for the Partnership;
●	provide periodic market data and information (no less frequent than quarterly) relating to the businesses of the Partnership reasonably requested by GPB for investor marketing and communication purposes;
●	review and approve significant transactions approved by the Acquisition Committee;
●	review and approve any material change in the investment strategy of the Partnership; and;
●	perform such other services as may be reasonably requested by GPB and which are reasonably acceptable to Highline.

Prior to the Receivership taking effect, GPB, through its Acquisition Committee, controlled all major asset acquisition and divestiture decisions concerning the Partnership, subject to the approval by the Board of any such transaction that constituted a significant transaction as described above. Highline’s former responsibilities set forth above encompassed reporting and monitoring distributions to our Limited Partners.

Between the April 14, 2021 Amended Monitor Order and the time when the Receivership took effect, operational and financial decisions made by Highline regarding the affairs of the Partnership were subject to the same authority of the Monitor as decisions made by GPB. Since the affirmation of the Receivership Order by the Second Circuit, and through the date of the filing of this Annual Report, the Partnership has been managed under the direct supervision of the Receiver.

As compensation for the services to be rendered by Highline, the Partnership paid operation service provider fees (“OSP fees”), to Highline at an annual amount agreed to by GPB and Highline, subject to the Board’s approval, following Highline’s delivery of the annual written budget to GPB. In 2024 and 2023, OSP fees paid to Highline amounted to $0.3 million and $0.8 million, respectively. After the OSP fee payment in January 2024, management has suspended the payment of all OSP fees from the Partnership until further notice.

Highline Board of Directors

Prior to the Receivership taking effect, the Board oversaw the business and affairs of Highline. Among other things, the Board established Highline’s overall corporate policies and reviewed and oversaw the performance of Highline’s senior management in (i) executing Highline’s business strategy, (ii) managing the day-to-day operations of Highline, and (iii) managing the LPs and affiliates, including the Partnership, in accordance with the MSA. The Board also acted as an advisor to Highline’s senior management team. The Board’s mission was to further the long-term interests of the Receivership Entities. The Board was kept informed of Highline’s businesses through discussions with Highline’s management, primarily at meetings of the Board and its committees, and through reports and analyses presented to the Board by Highline’s senior management. The Board also reviewed and approved significant transactions approved by the Acquisition Committee and any material change in investment strategy of the Partnership or any of the LPs.

Highline’s Board is currently defunct, as previously disclosed. Joseph LaPorta resigned as a director in January 2024, followed by the resignations of Thomas Lemke in May 2024, and Walter Bishop and Jane Kanter in December 2024. The decision of Messrs. LaPorta, Lemke and Bishop, and Ms. Kanter, to resign was not the result of any disagreement relating to the Partnership’s operations, policies and practices. Upon his appointment, the Receiver assumed the effective function of the board of directors of the Partnership.

Appointment of Mr. Gardemal as Monitor and Receiver

On February 11, 2021, the EDNY Court appointed Mr. Gardemal over GPB. Pursuant to the EDNY Court’s original order, GBP was required to (i) grant Mr. Gardemal access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies, and (ii) cooperate fully with requests by Mr. Gardemal reasonably calculated to fulfill Mr. Gardemal’s duties. The order also granted Mr. Gardemal the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership or its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to resume distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receivership petition for any of them, among other actions.

Mr. Gardemal was required to submit a report to the court within 60 days of his appointment recommending either continuation of the Monitorship, conversion to a receivership, and/or filing of bankruptcy petitions for one or more of the various entities. The Monitor submitted this report on April 12, 2021, and recommended continuation of the Monitorship.

On April 14, 2021, the EDNY Court entered the Amended Monitor Order, which provides that, in addition to the SEC and GPB, certain State regulators will receive access to the periodic reports filed by Mr. Gardemal pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order. In that motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of Mr. Gardemal’s responsibilities; and (ii) direct the monitor to ensure that GPB did not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to appointed to GPB on May 27, 2022. On that same day, May 31, 2022, Mr. Gardemal notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Mr. Gardemal’s approval was in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period has expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

On June 13, 2022, the SEC filed by order to show cause in the SEC Action an application and order to (i) convert the existing monitorship over GPB and the GPB-managed funds to a receivership, and appoint Joseph T. Gardemal III, as receiver; and (ii) impose a litigation injunction on cases filed against GPB and the GPB-managed funds. The Receivership Application and the Proposed Order Appointing Receiver and Imposing Litigation Injunction were filed with the EDNY Court with the consent of GPB’s management.

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

On December 3, 2024, the Second Circuit affirmed the EDNY Court’s Receivership Order and lifted the stay, and the Receivership took effect. Pursuant to the Receivership Order, the Court has taken exclusive jurisdiction and possession of all assets of Highline, GPB, and certain other Receivership Entities, and the Court has appointed Mr. Gardemal to serve as Receiver for the Receivership Estate of Highline, GPB, and the other Receivership Entities.

Under the Receivership Order, the Receiver has all powers, authorities, rights, and privileges heretofore possessed by Highline, GPB, and the other Receivership Entities, and by any officers, directors, managers, managing members, and general and limited partners of Highline, GPB, and the other Receivership Entities. In connection with the implementation of the Receivership Order, the members of the board of directors of Highline ceased to serve as directors. Since the issuance of the Receivership Order by the Court, through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver.

Item 11. Executive Compensation

Overview

The Partnership does not have “Executive Compensation.” As previously discussed in “Item 1. Business” above, the Partnership is managed by GPB through its affiliation with Highline under the supervision and direction of the Receiver. The current governing body that ultimately manages and make decisions for the Partnership is now the Receiver.

We have set forth below the compensation of all persons who served as a principal executive officer or principal financial officer of GPB and Highline, and the other applicable executive officers of GPB and Highline, during the year ended December 31, 2024. For certain officers, a portion of the compensation was paid by GPB and the remainder was paid by Highline and the applicable tables reflect the respective amounts paid by each of them.

Also, we have set forth below the compensation paid to the members of the Board during the year ended December 31, 2024.

GPB Executive Compensation

The cash compensation with respect to 2024 that was payable by GPB to each of GPB’s executive officers who were serving as of December 31, 2024 in respect of their services to GPB is set forth in the GPB 2024 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by the Mr. Gardemal as then-Monitor. The executive officers did not receive any equity awards or other non-cash compensation from GPB in 2024, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

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

In addition, each agreement provides for a stay bonus (the “Stay Bonus”) payment equal to $300,000 each, which vested on February 15, 2024. Further, to the extent that each executive continues to be employed by GPB or Highline on each of February 15, 2025, February 15, 2026 and February 15, 2027, each shall be entitled to receive an amount equal to $333,333 (each, a “New Stay Bonus”) to be paid no later than February 22 of such calendar year. If the executive’s employment is terminated without Cause or the executive terminates for Good Reason, in each case prior to the payment of the final such payment, the executive will receive a pro-rata payment in respect of the amount payable on the next applicable payment date based on the duration of the executive’s employment from the prior February 15 through the date of termination. Following the payment of the Stay Bonus in February 2024, each executive became eligible to participate in Highline’s key employee retention program (“KERP”) if, and to the extent, such a KERP is adopted by GPB and Highline for 2024 and subsequent years. The amount, if any, of such retention payment under the KERP for 2024 and subsequent years, if applicable, shall be determined by the Compensation Committee of the Board (and now, the Receiver). The right to any payments from the KERP shall be determined solely based on the terms of the KERP as adopted by GPB and Highline and approved by the former Compensation Committee of the Board and the Receiver.

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

GPB 2024 Summary Compensation Table

The table below summarizes the total compensation earned by each named executive officer of GPB in fiscal years ended December 31, 2024 and 2023.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Compensation (2) ($)	Total ($)
Robert Chmiel	2024	975,000	300,000	52,055	1,327,055
Chief Executive Officer and Chief
Financial Officer of GPB (3)	2023	712,500	—	63,014	775,514
Michael Emanuel	2024	975,000	300,000	32,877	1,307,877
General Counsel and Chief
Compliance Officer of GPB (4)	2023	141,667	—	21,918	163,585

1.	The amounts in this column represent bonuses paid to the executive officer with respect to the applicable year listed in the table.
2.	The amounts in this column represent payouts for unused personal time off (“PTO”) with respect to the applicable year listed in the table.
3.	Mr. Chmiel’s compensation from Highline is separately reported in the below under the heading “Highline 2024 Summary Compensation Table”.
4.	Mr. Emanuel’s compensation from Highline is separately reported in the below under the heading “Highline 2024 Summary Compensation Table”.

Grants of Plan-Based Awards

During the year ended December 31, 2024, GPB did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, the executive officers of GPB did not have any outstanding equity awards of GPB.

Option Exercises and Stock Vested

During the year ended December 31, 2024, the executive officers of GPB did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2024, GPB did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2024, GPB did not provide its executive officers with a non-qualified deferred compensation plan.

Highline Executive Compensation

The cash compensation with respect to 2024 that was payable by Highline to each of Highline’s executive officers who were serving as of December 31, 2024 in respect of their services to Highline is set forth in the Highline 2024 Summary Compensation Table below. The amount of the payments for each of those executive officers was approved by Mr. Gardemal as then-Monitor. The executive officers did not receive any equity awards or other non-cash compensation from Highline in 2024, and they participated in employee benefit plans and retirement plans that are sponsored and maintained by Highline.

Highline 2024 Summary Compensation Table

The table below summarizes the total compensation earned by the principal executive officer, principal financial officer, and the two most highly compensated executive officers of Highline in fiscal years ended December 31, 2024 and 2023.

				All other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus(1) ($)	Compensation ($)		Total ($)
Robert Chmiel, Chief Executive	2024	25,000	120,000	—		145,000
Officer (2)(3)	2023	587,536	—	—		587,536
Michael Emanuel, General Counsel (2)(4)	2024	25,000	120,000	—		145,000
	2023	1,158,390	—	—		1,158,390
Evan Cutler, Chief Financial Officer (5)	2024	350,000	150,000	—		500,000
	2023	345,833	135,000	—		480,833
Nico Gutierrez, Managing Director (2)	2024	187,500	412,500	306,971	(6)	906,971
	2023	362,500	330,000	—		692,500
Michael Frost, Former Chief	2024	—	—	—		—
Executive Officer	2023	—	—	300,000	(7)	300,000

1.	The amounts in this column represent annual bonuses paid to the executive officer with respect to the applicable year listed in the table and, for Messrs. Cutler and Gutierrez, a portion of the reported bonus amount for 2023 was paid under the key employee retention program.
2.	The listed executives had a hire date of July 1, 2020.
3.	Mr. Chmiel’s compensation from GPB is separately reported in the above under the heading “GPB 2024 Summary Compensation Table”.
4.	Mr. Emanuel’s compensation from GPB is separately reported in the above under the heading “GPB 2024 Summary Compensation Table”.

5.	Mr. Cutler has served as Chief Financial Officer since January 2022.
6.	The amount in this column represents cash severance and PTO paid to Mr. Gutierrez.
7.	The amount in this column represents cash severance and PTO paid to Mr. Frost in connection with his termination on June 30, 2022.

Grants of Plan-Based Awards

During the year ended December 31, 2024, Highline did not grant any plan-based awards to its executive officers.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, the executive officers of Highline did not have any outstanding equity awards of Highline.

Option Exercises and Stock Vested

During the year ended December 31, 2024, the executive officers of Highline did not have any option exercises or stock vested.

Pension Benefits

During the year ended December 31, 2024, Highline did not provide its executive officers pension benefits.

Non-qualified Deferred Compensation

During the year ended December 31, 2024, Highline did not provide its executive officers with a non-qualified deferred compensation plan.

Highline Directors Compensation

The following table provides the compensation paid to the Highline Directors who served for all or part of 2024 with respect to the year ended December 31, 2024.

	Fees earned or				All other
	paid in cash		Stock	Option	Compensation
Name	($)		Awards ($)	Awards ($)	($)	Total ($)
Walter Bishop	167,500	(1)	—	—	—	167,500
Jane Kanter	190,000	(2)	—	—	—	190,000
Joseph LaPorta	6,333		—	—	—	6,333
Thomas Lemke	95,000	(3)	—	—	—	95,000

1.	Includes committee member fees paid to Mr. Bishop for serving as the Audit Committee Chair and as a member of the Governance and Compensation Committees of $28,750, $9,375 and $9,375, respectively.
2.	Includes committee member fees paid to Ms. Kanter for serving as the Governance Committee Chair and as a member of the Audit and Compensation Committees of $15,000, $23,437 and $14,063, respectively.
3.	Includes committee member fees paid to Mr. Lemke for serving as a member of the Audit, Governance and Compensation Committees of $15,625, $9,375 and $10,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The Partnership is a limited partnership, and GPB serves as our General Partner pursuant to the LPA. As of December 31, 2024 and through the date of this filing, there is no person, entity or group who is known by us to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

SECURITY OWNERSHIP OF MANAGEMENT

				Percentage				Percentage of
	Class A	Percentage of	Class A-1	of Class	Class B	Percentage of	Class B-1	Class B-1
Beneficial Owner	Units	Class A Units	Units	A-1 Units	Units	Class B Units	Units	Units
Executive Officers and	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Directors	Owned(1)	Owned (%)	Owned(2)	Owned (%)	Owned(3)	Owned (%)	Owned(4)	Owned (%)
Joseph T. Gardemal III(5)	—	—%	—	—%	—	—%	—	—%
Rob Chmiel(6)	—	—%	—	—%	—	—%	—	—%
Evan Cutler(7)	—	—%	—	—%	—	—%	—	—%
Michael Emanuel	—	—%	—	—%	—	—%	—	—%
All executive officers and directors as a group (4 persons)	—	—%	—	—%	—	—%	—	—%

(1)	As of December 31, 2024, there were 7,889.94 Class A Units outstanding.
(2)	As of December 31, 2024, there were 3,537.52 Class A-1 Units outstanding.
(3)	As of December 31, 2024, there were 1,505.14 Class B Units outstanding.
(4)	As of December 31, 2024, there were 587.97 Class B-1 Units outstanding.
(5)	Joseph T. Gardemal III serves as the Receiver, and is responsible for managing and administering the Partnership pursuant to the Receivership Order. Mr. Gardemal is not a named executive officer Pursuant to Item 402 of Regulation S-K.
(6)	Robert Chmiel serves as the effect function Chief Executive Officer and Chief Financial Officer of GPB and Chief Executive Officer of Highline. Pursuant to the Court Order, Mr. Chmiel serves under the direct supervision of the Receiver and is not a named executive officer Pursuant to Item 402 of Regulation S-K.
(7)	Evan Cutler serves as the effect function Chief Financial Officer of Highline. Pursuant to the Court Order, Mr. Cutler serves under the direct supervision of the Receiver and is not a named executive officer Pursuant to Item 402 of Regulation S-K.

CHANGE IN CONTROL

The Partnership and GPB are not aware of any arrangements with respect to our Units, which may at a subsequent date result in a change of control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

FEES AND EXPENSES

The Partnership has entered into, and expects to continue to enter into, numerous related party transactions. The Partnership has incurred, and estimates it will incur in the future, the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealerships. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and operations support services (defined below under “Partnership Expenses”) provided to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units, and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partner’s Gross Capital Contributions. GPB, under supervision and direction of the Receiver, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership).

During the year ended December 31, 2024 and 2023, the Partnership paid $5.2 million and $5.0 million, respectively, in managerial assistance fees which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

During the year ended December 31, 2024, GPB increased the Management Assistance Fees expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $0.3 million.

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

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB, in full, for all of the expenses paid on its behalf. The balance associated with Partnership expenses payable was $0.1 million and $0.3 million of December 31, 2024 and 2023, respectively, and was included as a component of due to related parties in the Consolidated Statements of Net Assets in Liquidation. Partnership expenses paid for the year ended December 31, 2024 and 2023 were $37.9 million and $14.3 million, respectively, primarily consisting of legal indemnification costs, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Upon maturity, payments had not been made for AISF Note 5, AISF Note 6 and AISF Note 7. The timing for payment of these notes is contingent on the Partnership finalizing a plan to distribute money to its Limited Partners. The Partnership is not in a position to make distributions until the EDNY Court rules on the pending Receivership Application, (See “Item 3. Legal Proceedings”). The Partnership accrued interest on the outstanding notes using management’s best estimate of six months of interest past the reporting period end date. As of December 31, 2024, additional interest was accrued through June 2025 for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes payable - related party on the Consolidated Statements of Net Assets in Liquidation and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

In 2024, the Partnership and the Directors of GPB AISF determined an additional $1.2 million should be accrued as representing additional interest due on the historical unpaid interest, calculated by applying the contractual interest rates specified above for AISF Notes 5, 6 and 7.

Going forward, the Partnership will continue to accrue interest on the outstanding principal and unpaid interest amounts for AISF Notes 5, 6 and 7 at the contractual rates specified above.

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2024	2023
AISF Note 5	$6,556	12/31/2022(1)	$6,556	$6,556
AISF Note 6	5,203	12/31/2022(1)	5,203	5,203
AISF Note 7	3,272	4/24/2023(2)	3.272	3.272
Total			15,031	15,031
Add: accrued interest in liquidation(3)			9,236	5,612
Total notes payable - related party			$24,267	$20,643

1.	At December 31, 2022, these notes matured and the Partnership continues to accrue interest pursuant to the contractual terms.
2.	At April 24, 2023, this note matured and the Partnership continues to accrue interest pursuant to the contractual terms.
3.	Per the explanation above, interest is accrued on the outstanding notes for six months past the reporting period end date.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. In 2024 and 2023, there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an OSP to Highline for an annual amount agreed to by GPB and Highline, subject to the then-Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services.

OSP fees paid for the years ended December 31, 2024 and 2023 were $0.3 million and $0.8 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation. After the OSP fee payment in January 2024, management has suspended the payment of all OSP fees from the Partnership until further notice.

Guarantees

The member of GPB provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the member can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the member were calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the member which is reflected as a component of due to related parties in the Consolidated Statements of Net Assets as of December 31, 2024 and 2023. The guarantee fees are amortized over the life of the loans and were fully amortized in 2021.

Non-Controlling Interests

An affiliated entity to the Partnership, GPB Holdings II, LP (“H2”), holds a 33.5% non-controlling interest in GPB Prime.

On January 5, 2023, the Partnership and GPB Prime reached an agreement for an additional $24.0 million distribution to the Partnership and H2, of which $8.0 million was distributed to H2.

On July 19, 2023, GPB Prime distributed $10.0 million to the Partnership and H2, of which $3.4 million was distributed to H2.

On November 3, 2023, GPB Prime distributed $13.4 million to the Partnership and H2, of which $4.5 million was distributed to H2.

On November 22, 2023, GPB Prime distributed $6.6 million to the Partnership and H2, of which $2.1 million was distributed to H2.

On November 22, 2023, the Partnership distributed $0.3 million to the former general manager of two dealerships of the New York Metro reporting unit, who holds 4% non-controlling interest, in the two New York Metro dealerships.

On January 23, 2024, GPB Prime distributed $7.0 million to the Partnership and H2, of which $2.3 million was distributed to H2.

On April 5, 2024, GPB Prime distributed $2.8 million to the Partnership and $0.9 million was distributed to H2.

Director Independence

For discussion of our director independence see “Item 10. Director, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

EisnerAmper LLP (“EisnerAmper”), served as the independent registered public accounting firm for the audit of the consolidated financial statements of the Partnership for the years ending December 31, 2024 and 2023. As the Partnership’s independent registered public accounting firm, EisnerAmper audited our consolidated financial statements for the years ending December 31, 2024 and 2023 and reviewed the related interim quarters.

The table below shows aggregate fees for professional services rendered to the Partnership by EisnerAmper, for years ended December 31:

	December 31,
(Dollars in thousands)	2024	2023
Audit Fees	$490	$475
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$490	$475

Audit Fees. Audit fees for the years ended December 31, 2024 and 2023, consisted of fees associated with the audit of the Partnership’s consolidated financial statements included in the Partnership’s Annual Report on Form 10-K and reviews of the consolidated financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees. The Partnership did not incur any audit related fees from EisnerAmper for years ended December 31, 2024 or 2023.

Tax Fees. The Partnership did not incur any tax fees from EisnerAmper for years ended December 31, 2024 or 2023.

All Other Fees. The Partnership did not incur any other fees from EisnerAmper for years ended December 31, 2024 or 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)(1) All Financial Statements: Consolidated Financial Statements are included herein immediately following the signature page of this report. See Index to Consolidated Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

We have omitted these schedules because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Number	Exhibit Description
3.1

Certificate of Limited Partnership of GPB Automotive Portfolio, LP (incorporated herein by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021)

4.1

Fifth Amended and Restated Agreement of Limited Partnership of GPB Automotive Portfolio, LP, dated April 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

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

4.2

Description of the Partnership’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 11, 2024).

10.1 +

Management Services Agreement, by and between GPB Automotive Portfolio, LP and Highline Management Inc., dated January 1, 2020 (incorporated herein by reference to Exhibit 10.12 to the Partnership’s Registration Statement on Form 10 filed with the SEC on May 14, 2021).

21	Subsidiaries of GPB Automotive Portfolio, LP (incorporated by reference to Exhibit 21 to the Partnership’s Annual Report on Form 10-K filed with the SEC on April 14, 2022).
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Receiver and Limited Partners of GPB Automotive Portfolio, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of net assets in liquidation of GPB Automotive Portfolio, LP (the “Partnership”) as of December 31, 2024 and 2023, and the related consolidated statements of changes in net assets in liquidation for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated net assets in liquidation of the Partnership as of December 31, 2024 and 2023, and the consolidated results of changes in their net assets in liquidation for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidation basis of accounting – estimated liquidation completion date and estimated selling, general and administrative costs expected to be incurred during the liquidation process

As discussed in Notes 1 and 2 to the financial statements, the then Board of Directors of Highline Management, Inc. commenced a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership on December 28, 2021. As a result, the Partnership changed its basis of accounting, using a convenience date of December 31, 2021, from the going concern basis to the liquidation basis in accordance with accounting principles generally accepted in the United States of America. Under the liquidation basis, the remeasurement of the Partnership’s assets and liabilities through the anticipated date of liquidation include management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale or disposal; (ii) net sales proceeds to be received for assets at the time of sale or disposal; (iii) amounts expected to be incurred for operating expenses during liquidation; and (iv) amounts expected to be received or paid to settle assets and liabilities. Under the liquidation basis of accounting, the accounting estimates that require management’s most significant, difficult and subjective judgements include the estimated date the liquidation process will be complete, and the estimated amount of selling, general and administrative costs – corporate, primarily legal costs, expected to be incurred through the final point of liquidation. The Partnership estimated the date liquidation will be complete is

December 31, 2025, and the Partnership estimated they will incur selling, general and administrative costs - corporate of $34.5 million through that estimated date of liquidation, which is presented as a component of the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2024.

We identified the date the liquidation process will be complete and the estimated amount of selling, general and administrative costs – corporate expected to be incurred during the liquidation process as a critical audit matter due to the significant judgements by management in projecting the time it will take to complete the liquidation process and the judgements included in estimating the amount of selling, general and administrative costs expected to be incurred through the final point of liquidation. This estimate includes significant assumptions related to legal costs expected to be incurred to defend the Partnership and its affiliates against the various pending legal matters described in Note 11 to the financial statements. This required a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence related to (i) management’s judgements around key events that may delay the liquidation process, and (ii) the extent of the selling, general and administrative costs – corporate to be incurred by the Partnership, primarily the legal costs charged to the Partnership to defend against the pending legal matters during the liquidation process and potentially thereafter.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) testing management’s process for and evaluating management’s judgements used in determining the date the liquidation process will be complete and those used in developing the projection of selling, general and administrative costs – corporate, primarily legal costs, expected to be incurred through the final point of liquidation, (ii) testing the completeness and accuracy of the data used by management in developing the estimates, (iii) evaluating information received directly from external legal counsel and others to corroborate the information used by Management in the development of the estimates and (iv) evaluating the adequacy of the Partnership’s disclosures around the estimates. Evaluating management’s assumptions related to the estimated date the liquidation process will be complete involved evaluating whether the assumptions used by management were reasonable considering (i) the events identified that will impact the timing of Management’s liquidation plan, and (ii) whether the assumptions used to evaluate the events were consistent with information received from third parties and others throughout the organization. Evaluating management’s assumptions related to the estimated selling, general and administrative costs – corporate, primarily legal costs, expected to be incurred during liquidation involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past legal costs incurred by the Partnership, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit as well as information received from third parties.

/s/ EisnerAmper LLP

We have served as the Partnership’s auditor since 2018.

EISNERAMPER LLP

Iselin, New Jersey

March 27, 2025

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$3,464	$14,315
Investment securities	523,896	533,113
Restricted cash	2,200	2,200
Receivables	100	2,032
Asset held for sale	512	1,224
Other assets	520	2,316
Total assets	$530,692	$555,200
Liabilities
Accounts payable	$366	$1,071
Accrued expenses and other liabilities	500	1,558
Notes payable - related party	24,267	20,643
Liability for estimated costs in excess of estimated receipts during liquidation	29,693	27,754
Due to related parties	1,060	1,314
Total liabilities	55,886	52,340
Commitments and contingencies (see Note 11. Commitments and Contingencies)
Net assets in liquidation:
Net assets attributable to the Partnership in liquidation	474,271	499,052
Net assets attributable to the non-controlling interests in liquidation	535	3,808
Total net assets in liquidation	$474,806	$502,860

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Net assets in liquidation, beginning of year	$502,860	$522,447
Changes in assets and liabilities in liquidation:
Decrease in receivables	(1,180)	(112)
Decrease in asset held for sale	(712)	(918)
Decrease in accounts payable	508	227
Decrease in accrued expenses and other liabilities	863	1,025
Decrease in liabilities held for sale	—	33
Decrease in operating lease liability	—	498
Increase in notes payable - related party	(3,624)	(1,578)
Increase in liability for estimated costs in excess of estimated receipts during liquidation	(20,915)	(2,475)
Decrease in due to related party	254	—
Net changes in liquidation value	(24,806)	(3,300)
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Proceeds received in excess of assets recorded	385	7,368
Payments made in excess of liabilities recorded	(348)	(5,063)
Tax distributions made in excess of liabilities recorded	—	(247)
Distributions to non-controlling interests	(3,285)	(18,345)
Changes in net assets in liquidation	(28,054)	(19,587)

Net assets in liquidation, end of year	$474,806	$502,860

See Notes to Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization, Nature of Business, Liquidation Events, and Significant Legal Matters

Organization

GPB Automotive Portfolio, LP (the “Partnership”, “we”, “us”, “our” or the “Registrant”) is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. As further described below, the Partnership has sold substantially all of its assets and is now in receivership.

GPB Capital Holdings, LLC (“General Partner”, “GPB Capital”, “Capital Holdings”, or “GPB”), a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the Fifth Amended and Restated Agreement of Limited Partnership, dated April 27, 2018 (as the same may be amended from time to time, the “LPA”). Pursuant to the LPA, GPB conducts and manages our business. As further described below under “SEC Action, Monitorship, Receivership and Related Matters” GPB has entered into a management services agreement with GPB’s wholly owned subsidiary Highline Management, Inc. (“Highline”). GPB conducted and managed our business, through Highline, which provides certain management services to assist GPB in fulfilling its duties as the Partnership’s General Partner. However, now that the Partnership is in receivership, GPB and Highline continue to act out their duties under supervision and direction of the Receiver, as defined below.

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

Receivership

The Partnership is currently in receivership. As further described below under “SEC Action, Monitorship, Receivership and Related Matters”, on December 8, 2023, the U.S. District Court for the Eastern District of New York (the “EDNY Court”) entered an order (the “Trial Court Receivership Order”), appointing Joseph T. Gardemal III as receiver (the “Receiver”) of the General Partner, the GPB-managed partnerships, including the Partnership, and certain GPB affiliated entities, including Highline (collectively, the “Receivership Entities”). Following an appeal of the Trial Court Receivership Order, on December 3, 2024, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) affirmed the Trial Court Receivership Order (the “Receivership Order”), and the receivership (the “Receivership”) took effect.

Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order, through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership. The proposed plan of distribution is currently pending before the EDNY Court.

Robert Chmiel and Evan Cutler currently serve as Highline’s Chief Executive Officer and Chief Financial Officer, respectively, under the supervision and direction of the Receiver. As Highline’s executive officers their duties include managing the Partnership.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Plan of Liquidation and The Receivership

Prior to the Receivership taking effect, and concurrent with reaching an agreement in principle with M&T Bank on December 28, 2021 to allow for distributions to the Partnership and GPB Holdings II, LP, Highline, on behalf of GPB, caused us to commence a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). Highline reached its decision to commence the Plan of Liquidation because of, among other things, the advanced stage of the Group 1 Sale, the agreement in principle with M&T Bank to allow for a $570.0 million distribution, and the fact that no further plans to deploy capital in any other investments were contemplated. In accordance with United States generally accepted accounting principles (“U.S. GAAP”) liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The then-Highline Board of Directors (the “Board”) formally approved the commencement of the Plan of Liquidation at the Board meeting held on February 3, 2022. The Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

On December 3, 2024, the Receivership took effect, and since that date through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership.

Prior to an approval, if any, by the EDNY Court of the distribution to the Partnership’s investors and creditors, the Partnership cannot predict the timing or amount of any distributions to its limited partners (the “Limited Partners”). In addition, no assurances can be

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

provided that any expected liquidation and winding down will be completed as set forth in the proposed plan filed by the Receiver with the EDNY Court, and future changes to any such expected date could have a material impact in the Consolidated Financial Statements and the amount, if any, that is ultimately distributed to our Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2025 is the best estimate for the expected liquidation completion date.

Following the Implementation of the Plan of Liquidation

The Board’s approval to commence the Plan of Liquidation and to dissolve substantially all of the net assets of the Partnership on December 28, 2021, requires the financial statements to be prepared in accordance with the liquidation basis of accounting as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”). The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, changes in partner’ capital and cash flows are no longer presented.The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources in liquidation. The liquidation basis of accounting may only be applied prospectively from the date liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes assets held for sale. In developing these estimates, we utilized the forecasts generated by our management. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan of Liquidation. The actual values and costs associated with carrying out the Plan of Liquidation may differ from amounts reflected in the accompanying Consolidated Financial Statements because of the Plan of Liquidation’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan of Liquidation. It is currently anticipated that liquidation will be completed by December 31, 2025, however, no assurances can be provided that this date will be met. This date was determined through management, consultation with the Receiver and the Partnership’s external counsel and contemplates such matters as the timing of the approval of the distribution plan, the timing of David Gentile’s criminal trial, and outcome and the settling of pending litigation as the main components driving the estimate on timing of complete liquidation. In addition, this date assumes that if the Partnership continues to be responsible for costs relating to matters expected to occur after the anticipated liquidation completion date of December 31, 2025, primarily the anticipated indemnification costs, such estimated amounts would be reserved for and managed by GPB to pay such obligations. The current projection model used to estimate future costs during liquidation includes consideration of this scenario.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Nature of Business

Prior to the sale of substantially all of the Partnership’s assets, the Partnership’s principal business was the retail sale of automobiles primarily in the northeast United States. The Partnership offered a diversified range of automotive products and services, which included new vehicles, used vehicles, parts and service and automotive finance and insurance products, which included vehicle service and other protection products, as well as the arranging of financing for vehicle purchases through third party finance sources. In 2021, the Partnership disposed of 28 dealerships and any attendant real estate, for $824.9 million of aggregate consideration.

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

Highline

In January 2020, Highline was formed as a wholly owned subsidiary of GPB, to provide management and operational support services to the GPB-managed partnerships. Highline’s formation followed the completion of an independent special investigation by outside legal counsel as a response to recommendations made by GPB’s predecessor audit committee (the “Audit Committee”) to certain allegations brought against the General Partner as described above and in “Note 11. Commitments and Contingencies.”

The predecessor Audit Committee made recommendations which led to a series of restructuring activities undertaken to accomplish a number of objectives including, but not limited to the: (i) further enhancement of the corporate management structure, with the addition of professionals knowledgeable in the industry and commensurate with the complexity and demands of the business of the Partnership; (ii) formalization, to the extent possible, of the commitment to share human resources, facilities and operating assets among and between the entities that comprise the General Partner and the Partnership; and (iii) further development of the independent oversight of the corporate governance structure and framework to help enable the Partnership to achieve its goals, control risks and compliance with laws, rules and regulations which govern the management of the Partnership. To that end, an initial five-member Board was appointed; the Board was first reduced to three members and, later, to two (all of whom were “independent”, as that term is used in the New York Stock Exchange-listed company manual). To address its oversight and governance, the Board previously established three committees, each consisting entirely of the independent members, an Audit Committee, a Governance Committee and a Compensation Committee, responsible for overseeing GPB’s management related to the Partnership’s affairs, establishing additional layers of responsibility within the Partnership’s governance structure and enhancing internal controls. As of this filing, the Board is defunct. The Receiver serves as the board of directors of the Partnership.

Between the April 14, 2021 Amended Monitor Order and the time when the Receivership took effect, operational and financial decisions made by Highline regarding the affairs of the Partnership were subject to the same authority of the Monitor as decisions made by GPB. Since the affirmation of the Receivership Order by the Second Circuit, and through the date of the filing of this Annual Report, the Partnership has been managed under the direct supervision of the Receiver, who has assumed the governance role over the Partnership.

New Accounting Pronouncements

As a result of the transition to the liquidation basis of accounting in 2021, we believe new accounting pronouncements will not have a material impact on our Consolidated Financial Statements.

Federal Matters

On February 4, 2021, the Securities and Exchange Commission (the “SEC”) filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), David Gentile, Jeffry

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Schneider and Jeffrey Lash in the United States District Court for the Eastern District of New York (the “EDNY Court”). No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleged several violations of the federal securities laws, including securities fraud. The SEC was seeking disgorgement and civil monetary penalties, among other remedies.

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

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Mr. Gentile and Mr. Schneider’s sentencing is scheduled for April 4, 2025. Mr. Lash’s sentencing is scheduled for May 8, 2025.

Appointment of Monitor

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as the independent monitor over GPB (the “Monitor”) until further order of the EDNY Court (the “Monitor Order”). The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former Chief Executive Officer, David Gentile. In its February 4, 2021 complaint (“the Complaint”) in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-Chief Executive Officer of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile was vetting any significant transactions and decisions, and looking out for the interests of investors. Accordingly, pursuant to the Monitor Order, GPB was required to (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provided that the Monitor would remain in place until terminated by order of the EDNY Court, and granted the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions.

On April 14, 2021, the EDNY Court entered an amendment to the Monitor Order (the “Amended Monitor Order”), which provided that, in addition to the SEC and GPB, certain State regulators would receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

On December 7, 2023, the EDNY Court issued the Trial Court Receivership Order. On December 12, 2023, Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Trial Court Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Trial Court Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Trial Court Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit.

Appointment of the Receiver

On December 3, 2024, the Second Circuit affirmed the EDNY Court’s Trial Court Receivership Order and lifted the stay, and the Receivership took effect. Pursuant to the Receivership Order, the Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order, through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. The Receiver serves as the board of directors of the Partnership.

In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership. The proposed plan of distribution is currently pending before the EDNY Court.

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

On February 4, 2021, the seven State securities regulators (from Alabama, Georgia, Illinois, Missouri, New Jersey, New York, and South Carolina, collectively the “States”) each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States seeks both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States were stayed pending the conclusion of the related Criminal Case. The State of New Jersey voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

Under the liquidation basis of accounting, the remeasurement of the Partnership’s assets and liabilities includes management’s estimates and assumptions of: (i) income to be generated from the remaining assets until the anticipated date of sale; (ii) sales proceeds to be received for these assets at the time of sale; (iii) operating expenses to be incurred during the liquidation period; and (iv) amounts required to settle liabilities.

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

Use of Estimates

The preparation of consolidated financial statements under the liquidation basis of accounting, requiring management’s most significant, difficult and subjective judgments, include: the date on which we expect the liquidation process to be complete, and the estimated amount of legal costs to be incurred during liquidation which is recorded as a component of the liability for estimated costs in excess of estimated receipts during liquidation on the accompanying consolidated statements of net assets in liquidation.

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

Cash, Cash Equivalents and Investment Securities

Cash and cash equivalents includes cash on hand and cash in bank accounts without restrictions.The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

As of December 31, 2024, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of December 31, 2024, substantially all of the Partnership’s $3.5 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

Investments include U.S. Treasury Bills with original maturities on the date of purchase of greater than three months. As of December 31, 2024, $523.9 million was invested in U.S. Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as Investment securities on the Consolidated Statement of Net Assets in Liquidation.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Restricted Cash

At December 31, 2024, the Partnership held $2.2 million of restricted cash as a result of cash collateral for Letters of Credit relating to potential insurance liabilities associated with the Partnership’s previously owned and operated dealerships. These Letters of Credit automatically renew annual and cash could be released from restriction depending on the assessments of the current and future claims at the time of renewal.

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

Assets Held for Sale

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

Risks and Uncertainties

We are subject to a number of legal proceedings at both the Partnership and its subsidiaries, and GPB, as described in “Note 11. Commitments and Contingencies.” While we are vigorously defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the use of available cash.

Under the liquidation basis of accounting, we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. Our estimate of future legal costs is a significant estimate recorded as a component of liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets. These estimates are

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

reviewed on a quarterly basis or as material changes occur and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution.

Our access to cash, cash equivalents, and investments in amounts adequate to finance our plan of liquidation could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash and cash equivalents could adversely impact our ability to meet certain steps in our plan of liquidation, pay distributions, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, among other things. Additionally, given our significant investment in U.S. Treasury Bills as of December 31, 2024, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our operations and the amount of total net assets in liquidation.

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

	December 31, 2024	December 31, 2023
Total estimated receipts during remaining liquidation period	$11,098	$14,020
Estimated costs during remaining liquidation period:
Selling, general and administrative expenses - corporate	(34,522)	(30,310)
Selling, general and administrative expenses - corporate, related party	(6,269)	(11,464)
Total estimated costs during remaining liquidation period	$(40,791)	$(41,774)
Liability for estimated costs in excess of estimated receipts during liquidation	$(29,693)	$(27,754)

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2024, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2023	Working Capital (3)	During Liquidation (4)	December 31, 2024
Assets:
Estimated net inflows from investments (1)	$14,020	$(26,370)	$23,448	$11,098
Liabilities:
Corporate expenditures (2)	(41,774)	45,346	(44,363)	$(40,791)
Liability for estimated costs in excess of estimated receipts during liquidation	$(27,754)	$18,976	$(20,915)	$(29,693)

1.	Estimated net inflows from investments consists of total estimated receipts during liquidation from estimated interest income accrued from investment securities.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) managerial assistant fees, and (iii) legal and consulting fees relating to our corporate activities.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

3.	Net change in working capital represents changes in assets and liabilities for the year ended December 31, 2024, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

During the year ended December 31, 2024, the Partnership accrued interest income expected to be received on the investment securities invested in U.S. Treasury Bills of approximately $23.4 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

During the year ended December 31, 2024, the Partnership revised its projection for legal and legal indemnification costs, primarily as a result of significantly higher legal costs due to: (i) the guilty verdict returned in the Criminal Case (as defined in Note 11. Commitments and Contingencies) and the impact it had on our consideration of potential outcomes with respect to the Criminal Case and the Receivership and (ii) higher-than-expected activity in numerous current and ongoing legal matters. The Partnership’s revision resulted in an increase of $42.7 million, in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation during the year ended December 31, 2024. As the various pending legal matters against GPB and the Partnership continue, particularly with respect to the Appeal Process, the estimated legal and legal related costs could continue to be significantly adjusted resulting in additional changes to the liability for estimated cost in excess of estimated receipts. There is significant uncertainty surrounding estimated costs expected to be incurred during the liquidation term, and potentially thereafter, primarily due to the costs covered under the indemnification agreements described in more detail in Note 11. Commitments and Contingencies.

The remaining $1.6 million of changes in estimated future cash flows during liquidation relates primarily to the change in estimated future costs during liquidation for various additional professional fees and managerial assistance fees.

The change in the liability for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2023, is as follows (in thousands):

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

During the year ended December 31, 2023, the Partnership accrued interest income expected to be received on the cash equivalents and investments invested in U.S. Treasury Bills of approximately $29.0 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

During the year ended December 31, 2023, the Partnership revised its projection for legal indemnification costs, primarily as a result of the change in the expected liquidation date from December 31, 2024 to December 31, 2025, (see “Note 1. Organization, Basis of Presentation, and Other” for more information on this change), resulting in an increase of $22.5 million in selling, general and administrative expenses - corporate within the liability for estimated costs in excess of estimated receipts during liquidation. Also, primarily as a result of the change in the expected liquidation date, the Partnership revised the projection for managerial assistance fees and operation service provider fees (“OSP”) expected to be paid, see “Note 10. Related Party Transactions” resulting in an increase of $6.5 million in selling, general and administrative expenses - corporate, related party within the liability for estimated costs in excess of estimated receipts during liquidation.

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

4. Dispositions

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

5. Receivables

Under the liquidation basis of accounting, receivables consisted of the following at:

	December 31,
(Dollars in thousands)	2024	2023
Receivables
Manufacturer receivables	$—	$691
Trade receivables	100	510
Finance and insurance receivables	—	831
Total	$100	$2,032

During the years ended December 31, 2024 and 2023, we decreased our estimate of the net realizable value of receivables by $1.2 million and $0.1 million, respectively. The decrease in estimate in 2024 was primarily attributable to management’s evaluation of the probability of the cash that is expected to be collected during the remainder of the liquidation period which is reflected as a decrease in receivables on the Consolidated Statement of Changes in Net Assets in Liquidation.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

6. Asset Held for Sale

In 2022, the Partnership committed to a plan to dispose of one property, 18675 Route 11 in Watertown, New York. As of December 31, 2024, the Partnership’s expected recovery value was $0.5 million, reduced from $1.2 million as of December 31, 2023. This reduction is presented as a decrease in asset held for sale of $0.7 million in the Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2024.

The following table reconciles the major classes of assets and liabilities classified as held for sale as of December 31, 2024 and 2023 in the accompanying Consolidated Statements of Net Assets in Liquidation:

	December 31,
(Dollars in thousands)	2024	2023
Asset held for sale
Property and equipment	512	1,224
Total asset held for sale	$512	$1,224

7. Accrued Expenses and Other Liabilities

During the year ended December 31, 2024 and 2023, we decreased our estimate of accrued expenses and other liabilities by $0.9 million $1.0 million, respectively, due to management’s evaluation of the probability of the actual accrued expenses that are expected to be paid during the remainder of the liquidation period which is reflected as a decrease in accrued expenses and other liabilities on the Consolidated Statement of Changes in Net Assets in Liquidation.

8. Non-Controlling Interests

An affiliated entity to the Partnership, GPB Holdings II, LP (“H2”), holds a 33.5% non-controlling interest in GPB Prime. On January 5, 2023, the Partnership and GPB Prime reached an agreement for an additional $24.0 million distribution to the Partnership and H2, of which $8.0 million was distributed to H2.

On July 19, 2023, GPB Prime distributed $10.0 million to the Partnership and H2, of which $3.4 million was distributed to H2.

On November 3, 2023, GPB Prime distributed $13.4 million to the Partnership and H2, of which $4.5 million was distributed to H2.

On November 22, 2023, GPB Prime distributed $6.6 million to the Partnership and H2, of which $2.1 million was distributed to H2.

On November 22, 2023, the Partnership distributed $0.3 million to the former general manager of two dealerships of the New York Metro reporting unit, who holds 4% non - controlling interest, in the two New York Metro dealerships.

On January 23, 2024, GPB Prime distributed $7.0 million to the Partnership and H2, of which $2.3 million was distributed to H2.

On April 5, 2024, GPB Prime distributed $2.8 million to the Partnership and H2, of which $0.9 million was distributed to H2.

9. Partners’ Capital

Capital Contributions

The Partnership was authorized to issue up to $750.0 million of Class A and Class B Limited Partnership Units.

As of December 31, 2024, the Partnership has 7,889.94 Class A Limited Partnership Units, 3,537.52 Class A-1 Limited Partnership Units, 1,505.14 Class B Limited Partnership Units and 587.97 Class B-1 Limited Partnership Units issued and outstanding.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

DISTRIBUTIONS AND REDEMPTIONS

There were no contributions for the years ended December 31, 2024 and 2023. The Partnership does not currently expect to pay cash distributions in the future, other than, potentially, in connection with the Receivership Estate.

There were no redemptions for the years ended December 31, 2024 and 2023. All previous redemption requests have been cancelled pursuant to the plan of distribution pursuant to the Receivership Order filed on January 17, 2025.

During the year ended December 31, 2024, there were no state tax withholding distributions made on behalf of the Limited Partners.

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

10. Related Party Transactions

FEES AND EXPENSES

The Partnership has entered into, and expects to continue to enter into, numerous related party transactions. The Partnership has incurred, and estimates it will incur in the future, the following fees and expenses:

Managerial Assistance Fee

Per the LPA and PPM, GPB, as General Partner is entitled to receive an annualized managerial assistance fee (the “Managerial Assistance Fee”), for providing managerial assistance services to the Partnership and the dealership. Those services include conducting the day-to-day operations of the Partnership inclusive of the identification, management and disposition of underlying portfolio companies and/or dealerships, and other duties assumed and stated under the LPA. The Managerial Assistance Fee does not include expenses related to In-House Services and operations support services (defined below under “Partnership Expenses”) provided to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. The Managerial Assistance Fee is payable by the Partnership quarterly, in advance, at 2.0% per annum for Class A and B Units and 1.75% per annum for Class A-1 and B-1 Units calculated on each Limited Partners’ Gross Capital Contributions. GPB, under supervision and direction of the Receiver, in its sole discretion, may defer, reduce or waive all or a portion of the Managerial Assistance Fee with respect to one or more Limited Partners for any period of time (and intends to waive the Managerial Assistance Fee with respect to the Special LP, as defined below, and its affiliates that invest in the Partnership).

During the year ended December 31, 2024 and 2023, the Partnership paid $5.2 million and $5.0 million, respectively, in Managerial Assistance Fees which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets in Liquidation.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2024, GPB increased the Management Assistance Fees expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation of $0.3 million.

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

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB the Partnership reimburses GPB, in full, for all of the expenses paid on its behalf. The balance associated with Partnership expenses payable was $0.1 million and $0.3 million of December 31, 2024 and 2023, respectively, and was included as a component of due to related parties in the Consolidated Statements of Net Assets in Liquidation. Partnership expenses paid for the year ended December 31, 2024 and 2023 were $37.9 million and $14.3 million, respectively, primarily consisting of legal indemnification costs, which reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

Upon maturity, payments had not been made for AISF Note 5, AISF Note 6 and AISF Note 7. The timing for payment of these notes is contingent on the Partnership finalizing a plan to distribute money to its Limited Partners. GPB is not in a position to make distributions until the EDNY Court rules on the pending Receivership Application, (See “Note 11. Commitments and Contingencies”). The Partnership accrued interest on the outstanding notes using management’s best estimate of six months of interest past the reporting period end date. As of December 31, 2024, additional interest was accrued through June 2025 for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

payable - related party on the Consolidated Statements of Net Assets in Liquidation and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

In 2024, the Partnership and the Directors of GPB AISF determined an additional $1.2 million should be accrued as representing additional interest due on the historical unpaid interest, calculated by applying the contractual interest rates specified above for AISF Notes 5, 6 and 7.

Going forward, the Partnership will continue to accrue interest on the outstanding principal and unpaid interest amounts for AISF Notes 5, 6 and 7 at the contractual rates specified above.

Notes payable - related party consisted of the following:

(Dollars in thousands)			December 31,
Note	Face Value	Maturity Date	2024	2023
AISF Note 5	$6,556	12/31/2022[1]	$6,556	$6,556
AISF Note 6	5,203	12/31/2022[1]	5,203	5,203
AISF Note 7	3,272	4/24/2023[2]	3,272	3,272
Total			15,031	15,031
Add: accrued interest in liquidation			9,236	5,612
Total notes payable - related party			$24,267	$20,643

1.	At December 31, 2022, these notes matured and the Partnership continues to accrue interest pursuant to the contractual terms.
2.	At April 24, 2023, this note matured and the Partnership continues to accrue interest pursuant to the contractual terms.
3.	Per the explanation above, interest is accrued on the outstanding notes for six months past the reporting period end date.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. There have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership pays an OSP fee to Highline for an annual amount agreed to by GPB and Highline, subject to the then-Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services.

OSP fees paid for the years ended December 31, 2024 and 2023 were $0.3 million and $0.8 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Consolidated Statements of Net Assets in Liquidation. After the OSP fee payment in January 2024, management has suspended the payment of all OSP fees from the Partnership until further notice.

Guarantees

The member of GPB provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the member of the General Partner can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the member of the General Partner was calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million was due and payable to the member of the General Partner which is reflected as a component of due to related parties in the Consolidated Statement of Net Assets in Liquidation as of December 31, 2024 and 2023. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

We, our General Partner, and our former dealerships are involved in a number of regulatory, litigation, arbitration and other proceedings or investigations, many of which expose us to potential significant financial loss. We are also advancing funds, pursuant to indemnification clauses in the LPA, to former officers, directors and representatives of the dealerships, as well as GPB, its former principals, representatives, and affiliates, for any costs they may incur in connection with their legal defense of such disputes as required by various agreements or governing law. This advancing of funds does not cover any potential future outcomes or settlements that result from these disputes.

We establish reserves or escrows for legal actions when potential losses associated with the actions become probable and the costs can be reasonably estimated. The actual costs of resolving legal actions may be substantially higher or lower than the amounts reserved or placed in escrow for those actions. Distributions may be delayed or withheld until such reserves are no longer needed or the escrow period expires. If liabilities exceed the amounts reserved or placed in escrow, Limited Partners may need to fund the difference by refunding some or all distributions previously received. During the years ended December 31, 2024 and 2023, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $42.7 million and $22.5 million, respectively. Legal indemnification expenses paid during the years ended December 31, 2024 and 2023 were $33.1 million and $14.2 million, respectively, and reduced the liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The legal indemnification costs expected to be incurred after the estimated liquidation completion date of December 31, 2025 will continue to be an obligation of the Partnership, along with the other GPB-managed funds. Therefore, such costs have been included in the liability for estimated costs in excess of receipts during liquidation for the expected period with which such legal matters will be resolved.

With respect to all significant litigation and regulatory matters facing us, our General Partner, and our previously owned and operated dealerships, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may have a material adverse effect on our financial condition or liquidity in any future reporting period. Our General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. Subject to the Receiver’s and the EDNY Court’s approval, the Partnership may provide partial, or in many cases complete, reimbursement to the General Partner.

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

Regulatory and Governmental Matters

GPB and certain of its former principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the allegations made against it, GPB intends to defend itself in court. These matters could have a material adverse effect on the Receivership Estate.

Federal Matters

On February 4, 2021, the SEC Action was filed a contested civil enforcement action against GPB, Ascendant, AAS, David Gentile, Jeffry Schneider and Jeffrey Lash in the EDNY Court. No GPB-managed partnership is a named defendant, in the SEC Action. The SEC Action alleged several violations of the federal securities laws, including securities fraud. The SEC is seeking disgorgement and civil monetary penalties, among other remedies.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. Mr. Gentile and Mr. Schneider’s sentencing is scheduled for April 4, 2025. Mr. Lash’s sentencing is scheduled for May 8, 2025.

Appointment of Monitor

On February 11, 2021, the EDNY Court in the SEC Action appointed Joseph T. Gardemal III as an independent Monitor over GPB until further order of the Court. The EDNY Court appointed the Monitor in response to a request from the SEC, which asserted that the Monitor was necessary to protect investors in light of the alleged misconduct of GPB Capital’s former Chief Executive Officer, David Gentile. In the Complaint, in the SEC Action, the SEC alleged that Mr. Gentile, as the owner and then-Chief Executive Officer of GPB Capital, along with Jeffry Schneider, the owner of Ascendant, GPB’s placement agent, lied to investors about the source of money used to make 8% annualized distribution payments to investors. According to the SEC, Mr. Gentile and others allegedly told investors that the distribution payments were paid exclusively with monies generated by GPB portfolio companies, but as alleged, GPB actually used investor money to pay portions of the annualized 8% distributions. The Complaint further contains allegations that Mr. Gentile and others manipulated financial statements of certain limited partnership funds that GPB manages to perpetuate the deception by giving the false appearance that the funds’ income was closer to generating sufficient income to cover the distribution payments than it actually was. Moreover, the Complaint alleges that Mr. Gentile engaged in undisclosed self-dealing, including by omitting from investor communications certain conflicts of interest and fees and other compensation that he received, totaling approximately $8.0 million.

In support of the Monitor Order, the SEC contended that the Monitor would provide assurances to investors, GPB’s counterparties, and the public that an unbiased and qualified person who was not beholden to Mr. Gentile would be vetting any significant transactions or decisions, and looking out for the best interests of investors. Accordingly, pursuant to the Monitor Order, GPB was required to (i) grant the Monitor access to all non-privileged books, records and account statements for the GPB-managed funds, including the Partnership, as well as their portfolio companies; and (ii) cooperate fully with requests by the Monitor reasonably calculated to fulfill the Monitor’s duties.

The Monitor Order provided that the Monitor would remain in place until terminated by order of the EDNY Court, and granted the Monitor the authority to approve or disapprove proposed material corporate transactions by GPB, the Partnership and its subsidiaries, extensions of credit by them outside the ordinary course of business, decisions to make distributions to the Limited Partners of the Partnership, or any decision to file any bankruptcy or receiver petition for any of them, among other actions.

On April 14, 2021, the EDNY Court entered the Amended Monitor Order, which provided that, in addition to the SEC and GPB, certain State regulators would receive access to the periodic reports filed by the Monitor pursuant to the Amended Monitor Order.

On May 31, 2022, Mr. Gentile filed a motion in the SEC Action to modify the Amended Monitor Order motion, Mr. Gentile sought a court order to, among other things, (i) narrow the scope of the Monitor’s responsibilities; and (ii) direct the Monitor to ensure that GPB does not sell or otherwise dispose of assets or portfolio companies that the Partnership owns before the completion of a “strategic assessment” to be conducted by three managers Mr. Gentile purported to have appointed to GPB on May 27, 2022. On that same day, May 31, 2022, the Monitor notified Mr. Gentile and GPB that Mr. Gentile’s purported appointment of three new managers to GPB without Monitor approval was, amongst other things, in violation of the Amended Monitor Order. Mr. Gentile and GPB were, at that time, given ten (10) business days to cure the violation of the Amended Monitor Order. The cure period expired without any steps having been taken to comply with the Monitor’s notification of violation of the Amended Monitor Order.

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

On December 7, 2023, the EDNY Court issued the Trial Court Receiver Order, granting the SEC’s Receivership Application and adopting the Trial Court Receivership Order. On December 12, 2023 Mr. Gentile and Mr. Schneider filed notice of appeal with the EDNY Court of the Trial Court Receivership Order, along with an Application for Order to Show Cause to the EDNY Court to stay the Trial Court Receivership Order pending resolution of Mr. Gentile’s and Mr. Schneider’s appeal to the Second Circuit. On December 14, 2023, the EDNY Court denied the Order to Show Cause, but exercised its discretion to grant a temporary stay of the Receivership Order to allow Mr. Gentile and Mr. Schneider to seek a stay pending appeal of the Receivership Order from the Second Circuit. On December 21, 2023, Mr. Gentile and Mr. Schneider timely filed their motion for a stay pending appeal with the Second Circuit.

Appointment of the Receiver

On December 3, 2024, the Second Circuit affirmed the EDNY Court’s Trial Court Receivership Order and lifted the stay, and the Receivership took effect. Pursuant to the Receivership Order, the Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the Court has appointed Mr. Gardemal to serve as the Receiver of the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order, through the date of this Annual Report, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership assets to investors and creditors of the Receivership Entities, including the Partnership. The proposed plan of distribution is currently pending before the EDNY Court.

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

On February 4, 2021, the seven State securities regulators each filed suit against GPB. No GPB-managed fund is a named defendant in any of the suits. Several of the suits also named Ascendant, AAS, Mr. Gentile, Mr. Schneider, and Mr. Lash as defendants. The States’ lawsuits allege, among other things, that the offering documents for several GPB-managed funds, including the Partnership, included material misstatements and omissions. The States seek both monetary and administrative relief, including disgorgement and rescission. The cases brought by the States were stayed pending the conclusion of the Criminal Case. The State of New Jersey voluntarily dismissed its case, without prejudice to re-file it following the conclusion of the Criminal Case.

Stay of Litigation

Pursuant to the Receivership Order, “all existing or future civil legal proceedings of any nature, including, but not limited to, bankruptcy proceedings, arbitration proceedings, foreclosure actions, default proceedings, or other actions of any nature” involving the Receiver, Receiver Entities, or assets of the Receivership Estate are stayed and/or enjoined until further Order of the EDNY Court (see Receivership Order, Sec. VII.). Following reinstatement of the Receivership Order, a Notice of Receivership and Litigation Injunction (each, a “Stay Notice”) was filed with the court in each of the proceedings listed below.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, David Gentile, Mark D. Martino, and Jeffry Schneider in the New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership was not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. The Plaintiffs brought causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. A Stay Notice was filed in this matter on January 7, 2025. Any potential losses associated with this matter cannot be estimated at this time.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Jeffry Schneider in the New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. A Stay Notice was filed in this matter on January 7, 2025. Any potential losses associated with this matter cannot be estimated at this time.

Actions Asserted Against GPB and Others, Including the Partnership

For all matters below in which the Partnership is a defendant and where the partnership disagrees with the allegations against, we intend to vigorously defend against the allegations, however no assurances can be given that we will be successful.

John Thomas Alberto, et al. v. GPB Capital Holdings, LLC, GPB Automotive Portfolio, LP, GPB Cold Storage, LP, GPB Holdings, LP, GPB Holdings Qualified, LP, GPB Holdings II, LP, GPB Holdings III, LP, GPB NYC Development, LP, GPB Waste Management, LP, Ascendant Capital, LLC, Alternative Strategies, LLC, Axiom, DJ Partners, MR Ranger, LLC, David Gentile, Jeffry Schneider, Jeffrey Lash, Mark Martino, and DOES 1-50 (New York Supreme Court, New York County, Index No. 651143/2023)

In March 2023, plaintiffs filed an action in the New York Supreme Court against the above-named defendants, alleging, inter alia, breaches of contract, breaches of fiduciary duty, constructive fraud, conspiracy to commit fraud, negligent misrepresentation, unjust enrichment, and violations of New York General Business Laws. Defendants were not served with the complaint until June 2023. Plaintiffs are seeking compensatory, punitive, and exemplary damages, restitution, rescission, and an equitable accounting. On October 16, 2024, the Court stayed this action pending final resolution of the Criminal Case. Following its receipt of the Stay Notice filed January 6, 2025, on January 13, 2025, the Court notified the parties that the case continues to be stayed. Any potential losses associated with this matter cannot be estimated at this time.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York Supreme Court, New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Jeffry Schneider. The Complaint alleges various breaches of fiduciary duty and/or aiding and abetting the breaches of fiduciary duty against all defendants, breach of contract against GPB, unjust enrichment, and an equitable accounting. Plaintiffs are seeking declaratory relief, disgorgement, restitution, an equitable accounting, and unspecified damages. A Stay Notice was filed in this matter on January 7, 2025. Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Chancery Court, Case No. 2019-1005)

In December 2019, plaintiffs filed a civil action in the Delaware Court of Chancery to compel inspection books and records from GPB, as General Partner, and from the Partnership, GPB Holdings I, GPB Holdings II, and GPB Waste Management, LP. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action. The plaintiffs are seeking unspecified damages and penalties. A Stay Notice was filed in this matter on January 16, 2025.Any potential losses associated with this matter cannot be estimated at this time.

Alfredo J. Martinez and HighTower Advisors v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2020-0545)

In July 2020, plaintiff filed a complaint against GPB, Armada Waste Management GP, LLC, Armada Waste Management, LP, the Partnership, GPB Holdings II, LP, and GPB Holdings, LP in the Delaware Court of Chancery to compel inspection of GPB’s books and records based upon specious and unsubstantiated allegations regarding alleged fraudulent activity, mismanagement, and breaches of fiduciary duty. The plaintiffs are seeking an order compelling GPB to permit inspection of documents related to Armada Waste Management, LP, as well as for costs and fees. A Stay Notice was filed in this matter on January 16, 2025. Any potential losses associated with this matter cannot be estimated at this time.

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al.) (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, LP, GPB Waste Management, LP, David Gentile, Jeffrey Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Jeffry Schneider, AAS, Ascendant, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. A Stay Notice was filed in this matter on January 15, 2025. The Court entered an Order to Stay on January 17, 2025. Any potential losses associated with this matter cannot be estimated at this time.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in the Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The complaint also names GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

In this current action, plaintiffs are alleging breaches of fiduciary duties and/or the aiding and abetting of those breaches, unjust enrichment, and with regard to GPB, breach of the partnerships’ limited partnership agreements. Plaintiffs are seeking unspecified damages based on the causes of action pled, equitable relief in the form of a directive to remove GPB as the General Partner of GPB

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Holdings, LP and the Partnership, a constructive trust, costs of the action (including attorneys’ fees), and other declaratory and equitable relief. A Stay Notice was filed in this matter on January 16, 2025. Any potential losses associated with this matter cannot be estimated at this time.

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in the Delaware Court of Chancery against GPB, David Gentile, Jeffrey Lash, and Jeffry Schneider. The complaint alleges breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against each of the defendants, and declaratory relief from the Court related to allegations of fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages and declaratory forms of relief. A Stay Notice was filed in this matter on January 16, 2025. Any potential losses associated with this matter cannot be estimated at this time.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Superior Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

In December 2019, plaintiffs filed a civil action in the Superior Court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Holdings II, the Partnership, GPB, David Gentile, Roger Anscher, William Jacoby, Jeffrey Lash, Ascendant, Trevor Carney, Jeffry Schneider, and DOES 1 - 15, inclusive. An Amended Complaint was filed on or about June 10, 2020. In the Amended Complaint, Plaintiffs allege breach of contract against GPB Capital and DOES 1-15, inclusive; statutory and common law fraud against all defendants; breach of fiduciary duty against all defendants; and negligence against all defendants. Plaintiffs allege losses in excess of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. A Stay Notice was filed in this matter on January 17, 2025. On February 7, 2025, the Court ordered that the action be stayed as to the GPB Defendants, pending further order of the Court. Any potential losses associated with this matter cannot be estimated at this time.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, David Gentile, Jeffery Lash, AAS, Axiom, Jeffry Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the Criminal Case against defendants David Gentile and Jeffry Schneider, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. On June 24, 2024, in response to a June 20, 2024 joint letter request filed by several parties to the case to stay all proceedings pending the preparation of a formal stipulation of settlement, a Magistrate Judge in the case entered an Order that all deadlines and proceedings related to the action are stayed with respect to all parties until further order of the Court. On January 21, 2025, the Court acknowledged that, pursuant to the Receivership Order, this matter is stayed as against all GPB defendants. A Stay Notice was filed in this matter on January 7, 2025.Any potential losses associated with this matter cannot be estimated at this time.

Kinnie Ma Individual Retirement Account, et al., individually and on behalf of all others similarly situated, v. Ascendant Capital, LLC, et al. (W.D. Texas, Case No. 19-CV-01050)

In October 2019, plaintiffs filed a putative class action in the United States District Court for the Western District of Texas against GPB, certain GPB-managed limited partnerships, including the Partnership, AAS, and Ascendant, as well as certain former principals of the GPB-managed limited partnerships, auditors, broker-dealers, a fund administrator, and other individuals. The Complaint alleges violations and/or aiding and abetting violations of the Texas Securities Act, fraud, substantial assistance in the commission of fraud, breach of fiduciary duty, substantial assistance in breach of fiduciary duty, and negligence. Plaintiffs allege losses in excess of $1.8 billion and are seeking compensatory damages in an unspecified amount, rescission, fees and costs, and class certification.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants David Gentile and Jeffry Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. On March 21, 2024, the District Judge denied Plaintiffs’ appeal of the Magistrate Judge’s order staying the case, and affirmed the order granting Defendants’ motion to stay. A Stay Notice was filed in this matter on January 7, 2025. Any potential losses associated with this matter cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 650928/2021)

In February 2021, Concorde Investment Services, LLC filed suit in the New York State Supreme Court, New York County against GPB, certain limited partnerships for which GPB is the General Partner, and others. The Complaint alleges breaches of contract, fraudulent inducement, negligence, interference with contract, interference with existing economic relations, interference with prospective economic advantage, indemnity, and declaratory relief, and includes a demand for arbitration. Plaintiff’s demands include compensatory damages of at least $5.0 million, punitive damages, and a declaration that Concorde is contractually indemnified by the Defendants.

In October 2021, the New York State Supreme Court ordered the action be stayed so that the plaintiffs could pursue claims in arbitration. By the same Order, the New York State Supreme Court denied the Defendants’ motions to dismiss the Complaint. A Stay Notice was filed in this matter on January 7, 2025. Any potential losses associated with this action cannot be estimated at this time.

Concorde Investment Services, LLC v. GPB Capital Holdings, LLC, GPB Holdings, LP, GPB Automotive Portfolio, LP, GPB Waste Management, LP (American Arbitration Association, Case No. 01-21-0018-1470)

In December 2021, claimant Concorde Investment Services, LLC (“Concorde”, the plaintiff in the New York case set forth immediately above) filed a Demand for Arbitration with the American Arbitration Association (“AAA”). The arbitration, however, was dormant while certain issues in the New York case were litigated. In January 2023, Concorde successfully sought the appointment of a 3-arbitrator panel to proceed against GPB Capital and the GPB-managed funds (the “GPB Funds”). Concorde seeks indemnification related to lawsuits and arbitrations brought against Concorde by its clients with respect to the limited partnership interests Concorde sold in the GPB Funds, and based upon the so-called “dealer agreements” entered into between Concorde and the GPB Funds. On or about April 25, 2023, the panel denied the respondents’ request to file either a motion to dismiss the arbitration, or to stay the arbitration pending the resolution of the related Criminal Case. On November 3, 2023, following a telephonic conference with the panel, the panel denied the GPB Respondents’ request to stay the arbitration pending a decision by the EDNY Court on the Receivership Application. Arbitration proceedings commenced on April 29, 2024, and concluded after ten (10) days of hearing on May 10, 2024. On January 27, 2025, following its receipt of a Stay Notice, the arbitration panel entered an Order, formally recognizing the Receivership and the litigation injunction, and stayed this case pending further Order of the EDNY Court. Any potential losses associated with this action cannot be estimated at this time.

Actions asserted by GPB

With respect to the actions listed below, the Receiver has opted to continue the litigation rather than stay it.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings I, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in the New York State Supreme Court, Nassau County against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any ruling in favor of the Partnership or potential losses associated with this matter cannot be determined or estimated at this time.

GPB Capital Holdings, LLC et al. v. Patrick Dibre and 2150 Aventura Realty LLC (11th Judicial Circuit Ct, Miami - Dade County, Case No. 2023 - 021013 - CA - 01)

In August 2023, GPB and several of its partnerships, including the Partnership, filed suit in the Florida State Court against Patrick Dibre and an entity under Dibre’s control, seeking, among other things, declaratory relief preventing Dibre from transferring the real estate underlying one of the automotive dealerships at issue in the litigation pending against Dibre in New York Supreme Court (as set forth above). GPB at the same time recorded a Notice of Lis Pendens on the real property at issue, which is located in Miami-Dade County, Florida, making a formal legal record of GPB and the other plaintiffs’ enforceable and legally cognizable equitable interests in and to the property at issue. Any potential ruling in favor of the Partnership cannot be determined at this time.

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

Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GPB Capital Holdings, LLC as General Partner of the Partnership

By:	/s/ Rob Chmiel
Robert Chmiel
Manager

Date: March 27, 2025