Form 10-Q
period 2025-03-31
GPB Automotive Portfolio, LP
filed 2025-05-20
CIK 1578742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

(855) 635-3027

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

As of March 31, 2025, there were 7,890.20 Class A Limited Partnership Units and 3,537.26 Class A-1 Limited Partnership Units outstanding.

EXPLANATORY NOTE REGARDING FUTURE PERIODIC REPORTING

As described further in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, GPB Automotive Portfolio, LP (the “Partnership”) has sold substantially all of its assets and is now in receivership pursuant to an order of U.S. District Court for the Eastern District of New York.

In accordance with the Securities and Exchange Commission’s Securities Exchange Act Release No. 9660 (June 30, 1972) and Staff Legal Bulletin 2 (April 15, 1997), as well as related no-action letters issued in connection therewith, the Partnership intends to adopt a modified reporting approach beginning with the fiscal quarter ending June 30, 2025 whereby in lieu of filing Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with respect to applicable annual or quarterly periods, it will file on Form 8-K the quarterly reports that it files with the U.S. District Court for the Eastern District of New York in connection with the receivership process.

Epiq Corporate Restructuring, LLC (“Epiq”) is the claims and noticing agent for the receivership (the “Claims Agent”). General information about the receivership, including access to Court filings, is available on the Claims Agent’s website: https://dm.epiq11.com/GPBCapital. In addition, investors may obtain information by contacting Epiq at GPBCapInfo@epiqglobal.com.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Net Assets in Liquidation

(Liquidation Basis)
(Dollars in thousands)

(Unaudited)

Item 1. Unaudited Condensed Consolidated Financial Statements.

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$9,452	$3,464
Investment securities	519,830	523,896
Restricted cash	1,450	2,200
Receivables	100	100
Asset held for sale	512	512
Other assets	520	520
Total Assets	$531,864	$530,692
Liabilities
Accounts payable	$159	$366
Accrued expenses, including the liability for estimated losses from legal matters	32,102	500
Notes payable - related party	24,880	24,267
Liability for estimated costs in excess of estimated receipts during liquidation	29,997	29,693
Due to related parties	968	1,060
Total liabilities	88,106	55,886
Commitments and contingencies (see Note 6. Commitments and Contingencies)
Net assets in liquidation
Net assets attributable to the Partnership in liquidation	443,498	474,271
Net assets attributable to the non-controlling interests in liquidation	260	535
Total net assets in liquidation	$443,758	$474,806

See Notes to Condensed Consolidated Financial Statements.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Net Assets in Liquidation

(Liquidation Basis)

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024

Net assets in liquidation, beginning of period	$474,806	$502,860
Changes in assets and liabilities in liquidation:
Decrease in receivables	—	(1,156)
Decrease in asset held for sale	—	(224)
Decrease in accounts payable	207	644
(Increase) decrease in accrued expenses, including the liability for estimated losses from legal matters	(31,210)	254
Increase in notes payable - related party	(613)	(466)
Decrease (increase) in liability for estimated costs in excess of estimated receipts during liquidation	1,811	(1,619)
Decrease (increase) in due to related parties	92	(315)
Net changes in liquidation value	(29,713)	(2,882)
Changes in net assets in liquidation resulting from settlement of assets and liabilities:
Payments made in excess of liabilities recorded	(1,067)	(280)
Distributions to non-controlling interests	(268)	(2,345)
Changes in net assets in liquidation	(31,048)	(5,507)

Net assets in liquidation, end of period	$443,758	$497,353

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

Receivership and Distribution Plan

The Partnership is currently in receivership. On December 8, 2023, the U.S. District Court for the Eastern District of New York (the “EDNY Court”) entered an order (the “Trial Court Receivership Order”), appointing Joseph T. Gardemal III (“Mr. Gardemal”) as receiver (the “Receiver”) of the General Partner, the GPB-managed partnerships, including the Partnership, and certain GPB affiliated entities, including Highline (collectively, the “Receivership Entities”). Following an appeal of the Trial Court Receivership Order, on December 3, 2024, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) affirmed the Trial Court Receivership Order (the “Receivership Order”), and the receivership (the “Receivership”) took effect.

Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order, the Partnership has been operating under the direction of the Receiver. In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court a proposed plan to distribute available Receivership cash assets to investors and creditors of the Receivership Entities, including the Partnership (the “Distribution Plan”)

The Distribution Plan provides that distributions under the plan are to be made on a partnership-by-partnership basis and pursuant to the existing and agreed payment “waterfalls” set forth in the limited partnership agreement of the respective Receivership Entity. The EDNY Court’s order approving the Distribution Plan provides that the Receiver will retain “sole discretion to determine the timing, sequence, and size” of the distributions, and that certain excluded parties named therein are prevented from participating in the distributions, unless the otherwise ordered by the EDNY.

In accordance with the Distribution Plan the Receiver made the initial distribution on April 25, 2025 to investors in the Partnership of approximately $190.0 million was distributed to limited partners of the Partnership (the “Automotive Portfolio Limited Partners”).

The Receiver anticipates making additional rounds of distributions to investors in the GPB-managed partnerships, including the Partnership, as the Receivership progresses, remaining assets are liquidated, and claims involving third parties are pursued or resolved. However, the precise timing and amounts of subsequent distributions, if any, will depend on a number of factors, including the progress of the foregoing and the claims resolution process.

Plan of Liquidation

Prior to the Receivership taking effect, Highline, on behalf of GPB, commenced a plan to liquidate the Partnership’s remaining net assets and wind up the Partnership (“Plan of Liquidation”). In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The then-Highline Board of Directors (the “Former Highline Board”) formally approved the commencement of the Plan of Liquidation at the Former Highline Board meeting held on February 3, 2022. The Former Highline Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial reporting purposes, using a “convenience date” of December 31, 2021.

As described further above under “—Receivership and Distribution Plan,”, the Receivership took effect on December 3, 2024, and in accordance with the EDNY Court’s approval of the Distribution Plan on April 8, 2025, the Receiver made the Initial Distribution on April 25, 2025, of which approximately $190.0 million was distributed to the Limited Partners. From December 3, 2024 through the date of this Quarterly Report on Form 10-Q (the “Form 10-Q”), the Partnership has been operating under the direction of the Receiver. No assurances can be provided that additional distributions and/or winding down will be completed by any date, and future changes to any such expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, that is ultimately distributed to the Partnership’s Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2025 is the best estimate for the expected liquidation completion date.

Basis of Presentation

On December 31, 2021, the Partnership transitioned to the liquidation basis of accounting. All periods presented in the Condensed Consolidated Financial Statements are prepared in accordance with the liquidation basis of accounting.

The unaudited interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary in the judgement of management for a fair presentation of the results for the periods presented. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, changes in net assets in liquidation for the interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our audited Consolidated Financial Statements and notes included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Form 10-K”).

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in preparation of these Condensed Consolidated Financial Statements are disclosed in our annual Consolidated Financial Statements included in the Form 10-K, and there have been no significant changes to the Partnership’s significant accounting policies during the three months ended March 31, 2025.

Cash, Cash Equivalents and Investment Securities

Cash and cash equivalents includes cash on hand and cash in bank accounts without restrictions. The Partnership maintains cash balances with financial institutions that, at times, may exceed federally insured limits. Management periodically evaluates the creditworthiness of these institutions and has not experienced any losses on such deposits.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

As of March 31, 2025, the standard Federal Deposit Insurance Corporation (the “FDIC”) insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any deposit in excess of this insured amount could be lost. As of March 31, 2025, substantially all of the Partnership’s $9.5 million of deposited cash held in banks was in excess of the FDIC coverage limit. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents.

Investment securities include primarily U.S. Treasury Bills with original maturities on the date of purchase of greater than three months. As of March 31, 2025, $519.8 million was invested in U.S. Treasury Bills with original maturities on the date of purchase in excess of three months and is presented as investment securities in the Condensed Consolidated Statements of Net Assets in Liquidation.

Restricted Cash

As of March 31, 2025, the Partnership held $1.5 million of restricted cash as a result of cash collateral for Letters of Credit primarily relating to potential worker’s compensation insurance liabilities associated with the Partnership’s previously owned and operated automotive dealerships. These Letters of Credit automatically renew annually and cash could be released from restriction depending on the assessments of the current and future claims at the time of renewal.

Risks and Uncertainties

We are subject to a number of legal proceedings involving both the Partnership and its subsidiaries, and GPB, including certain legal proceedings described in “Note 6. Commitments and Contingencies.” While we are defending our position in these proceedings, there is uncertainty surrounding their related outcomes and timing. The cost to defend and the outcomes of these proceedings could affect the liquidity of the Partnership and the amount of available cash for operations as well as for future distributions, if any.

Under the liquidation basis of accounting, we estimate the liquidation value of our assets and recognize future costs expected to be incurred during the liquidation period. Our estimate of future legal costs is a significant estimate recorded as a component of liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation. These estimates are periodically reviewed and adjusted as appropriate, and any such adjustments may be material. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. See “Note 1. Organization, Basis of Presentation, and Other” for further information.

Our access to cash, cash equivalents, and investment securities in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements. Any material decline in our ability to access our cash, cash equivalents, and investment securities could adversely impact our ability to meet certain steps in our Plan of Liquidation, and pay distributions, or result in breaches of our contractual obligations, among other things. Additionally, given our significant investment in U.S. Treasury Bills as of March 31, 2025, changes in interest rates could impact our estimated cash inflows during the liquidation period. These risks and uncertainties could have material adverse impacts on our total net assets in liquidation.

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

	March 31, 2025	December 31, 2024
Total estimated receipts during remaining liquidation period	$6,955	$11,098
Estimated costs during remaining liquidation period:
Selling, general and administrative expenses - corporate	(31,578)	(34,522)
Selling, general and administrative expenses - corporate, related party	(5,374)	(6,269)
Total estimated costs during remaining liquidation period	$(36,952)	$(40,791)
Liability for estimated costs in excess of estimated receipts during liquidation	$(29,997)	$(29,693)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between December 31, 2024 and March 31, 2025, is as follows (in thousands):

			Changes in Estimated
		Net Change in	Future Cash Flows
	December 31, 2024	Working Capital (3)	During Liquidation (4)	March 31, 2025
Assets:
Estimated receipts from investments (1)	$11,098	$(5,500)	$1,357	$6,955
Liabilities:
Corporate expenditures (2)	$(40,791)	3,386	453	$(36,952)
Liability for estimated costs in excess of estimated receipts during liquidation	$(29,693)	$(2,114)	$1,810	$(29,997)

1.	Estimated receipts from investments consists of total estimated receipts during liquidation from estimated interest income accrued from investment securities.
2.	Corporate expenditures primarily consists of (i) selling, general and administrative expenses, (ii) managerial assistant fees, and (iii) legal and consulting fees relating to our corporate activities.
3.	Net change in working capital represents changes in assets and liabilities for the three months ended March 31, 2025, primarily as a result of actual cash receipts or payments.
4.	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

During the three months ended March 31, 2025, the Partnership accrued interest income expected to be received on the investment securities invested in Treasury Bills of approximately $1.4 million. This resulted in an increase to the total estimated receipts during the remaining liquidation period within the liability for estimated costs in excess of estimated receipts during liquidation.

The remaining $0.4 million of changes in estimated future cash flows during liquidation relates primarily to the change in estimated future costs during liquidation for other various insignificant changes to corporate cost estimates.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

4. Distributions

On March 31, 2025, GPB Prime Holdings, LLC (“GPB Prime”), an entity in which the Partnership holds 66.5% interest, distributed $0.8 million to the Partnership and $0.3 million to H2, an affiliated entity to the Partnership which holds the remaining 33.5% non-controlling interest in GPB Prime.

As a result of this distribution, net assets in liquidation decreased by $0.3 million during the three months ended March 31, 2025.

The Distribution Plan was approved by the EDNY Court on April 8, 2025. As set forth in the Distribution Plan, the Receiver made an initial distribution of $190.0 million on April 25, 2025 to Limited Partners of the Partnership.

5. Related Party Transactions

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

Managerial Assistance Fees paid during the three months ended March 31, 2025 and 2024 were $0.9 million and $2.0 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

Partnership Expenses

The Partnership pays its own operating expenses. GPB is responsible for its or its affiliates’ general and administrative costs and expenses and its day-to-day overhead expenses of managing the Partnership and is not entitled to be reimbursed by the Partnership for such expenses other than for the portion of the total compensation of GPB’s or its affiliates (including holding companies) officers and employees relating to the time such officers or employees provide In-House services or Operations Support Services to the Partnership or its subsidiaries. Such expenses are in addition to, and not in lieu of, the Managerial Assistance Fee. “In-House Services” include but are not limited to accounting, legal, compliance, information technology, human resources, and operational and management services to the Partnership or its subsidiaries. Operations Support Services include but are not limited to operational support and consulting services and similar services to, or in connection with, the identification, acquisition, holding and improvement of its subsidiaries. In addition, GPB, on occasion, pays Partnership expenses on the Partnership’s behalf when operationally feasible and obtains reimbursement. Upon request from GPB, the Partnership reimburses GPB, in full, for all of the expenses paid on its behalf. Partnership expenses paid during the three months ended March 31, 2025 and 2024, were $3.3 million and $5.5 million, respectively, primarily consisting of legal indemnification costs, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. The Partnership expenses paid for by the Partnership to GPB are passed along to vendors that are unrelated parties which are included in general and administrative expenses - corporate in “Note 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation”.

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

Upon maturity, payments had not been made for AISF Note 5, AISF Note 6 and AISF Note 7. Now that the Distribution Plan has been approved by the EDNY Court and a first distribution has been made to Limited Partners, the Receiver intends to work with the AISF directors around the appropriate timing and manner for repayment of the loans. The Partnership accrued interest on the outstanding notes using management’s best estimate of six months of interest past the reporting period end date. As of March 31, 2025, additional interest was accrued through September 2025 for AISF Note 5, AISF Note 6, and AIFS Note 7, as that represents the Partnership’s best estimate of the expected date of repayment, and was included as a component of notes payable - related party on the Consolidated Statements of Net Assets in Liquidation and a component of increase in notes payable - related party on the Statement of Changes in Net Assets in Liquidation.

Notes payable - related party consisted of the following:

(Dollars in thousands)			March 31,	December 31,
Note	Face Value	Maturity Date	2025	2024
AISF Note 5	$6,556	12/31/2022[1]	$6,556	$6,556
AISF Note 6	$5,203	12/31/2022[1]	5,203	5,203
AISF Note 7	$3,272	4/24/2023[2]	3,272	3,272
Total			15,031	15,031
Add: accrued interest in liquidation			9,849	9,236
Total notes payable - related party			$24,880	$24,267

1.	At December 31, 2022, these notes matured and the Partnership continues to accrue interest pursuant to the contractual terms.
2.	At April 24, 2023, this note matured and the Partnership continues to accrue interest pursuant to the contractual terms.
3.	Per the explanation above, interest is accrued on the outstanding notes for six months past the reporting period end date.

OTHER RELATED PARTY TRANSACTIONS

GPB’s principals, certain other individuals and entities that have assisted and may in the future assist in our operations are and/or will be members in GPB Auto SLP, LLC, a Delaware limited liability company (the “Special LP”). The Special LP will receive a profit allocation, commonly referred to as “carried interest”, from the Partnership in accordance with the waterfall provisions in the LPA. For the three months ended March 31, 2025 and 2024 there have been no profit allocations allocated to the Special LP.

As compensation for the services to be rendered by Highline, the Partnership paid an operation service provider (“OSP”) fee to Highline for an annual amount agreed to by GPB and Highline, subject to the Former Highline Board’s approval, following Highline’s delivery of the annual written budget to GPB detailing the fees, costs and expenses that will be incurred by Highline in providing its Services. OSP fees paid for the three months ended March 31, 2025 and 2024 were $nil and $0.3 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount. After the OSP fee payment in January 2024, management has suspended the payment of all future OSP fees from the Partnership until further notice.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Guarantees

The member of the General Partner, David Gentile, (“Mr. Gentile” or the “Member”) provided personal guarantees on certain floorplan and real estate loans prior to 2018. The initial amounts guaranteed totaled $48.7 million. Pursuant to the PPM, the Member can charge a fee to the Partnership for providing such guarantee services. The guarantee fees payable to the Member were calculated at $1.0 million based on 1.99% of the amount of the loans initially guaranteed. $1.0 million is due and payable to the Member which is reflected as a component of due to related parties in the Condensed Consolidated Statements of Net Assets in Liquidation as of March 31, 2025 and December 31, 2024. The guarantee fees were amortized over the life of the loans and were fully amortized in 2021.

6. Commitments and Contingencies

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

During the three months ended March 31, 2025, GPB decreased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an decrease in the liability for estimated costs in excess of estimated receipts during liquidation of $0.1 million. During the three months ended March 31, 2024, GPB increased the estimated legal indemnification costs expected to be paid during the liquidation term resulting in an increase in the liability for estimated costs in excess of estimated receipts during liquidation of $8.2 million. As the various pending legal matters against GPB and the Partnership continue, particularly with respect to the Appeal Process, the estimated legal and legal related costs could continue to be significantly adjusted resulting in additional changes to the liability for estimated cost in excess of estimated receipts. There is significant uncertainty surrounding estimated costs expected to be incurred during the liquidation term, and potentially thereafter, primarily due to the costs covered under the indemnification agreements described in more detail below and the timing and potential outcomes of the Appeal Process.

Legal indemnification expenses paid during the three months ended March 31, 2025 and 2024, were $2.2 million and $4.0 million, respectively, which reduced the liability for estimated costs in excess of estimated receipts during liquidation in the Condensed Consolidated Statements of Net Assets in Liquidation by a corresponding amount.

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

With respect to all significant litigation and regulatory matters facing us, our General Partner, and our previously owned and operated dealerships, we have considered the likelihood of an adverse outcome. It is possible that we could incur losses pertaining to these matters that may exceed our expectations, which may have a material adverse effect on our financial condition or liquidity in any future reporting period. Our General Partner is currently paying legal costs associated with these actions for itself and certain indemnified parties. Subject to the Receiver’s and the EDNY Court’s approval, the Partnership may provide partial, or in many cases complete, reimbursement to the General Partner.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable a loss will be incurred, and that the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We regularly evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgement is required to determine both the likelihood of there being, and the estimated amount of a loss related to, such matters. Under the liquidation basis of accounting pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-30 Financial Statement Presentation, Liquidation Basis of Accounting (“ASC 205-30”), we continue to evaluate these legal matters and potential future losses in accordance with FASB ASC 450, Contingencies.

Regulatory and Governmental Matters

GPB and certain of its former principals and affiliates face various regulatory and governmental matters. GPB seeks to comply with all laws, rules, regulations and investigations into any potential or alleged violation of law. In such situations where GPB disagrees with the allegations made against it, GPB intends to defend itself in court. These matters could have a material adverse effect on the Receivership estate (the “Receivership Estate”).

Federal Matters

On February 4, 2021, the SEC filed a contested civil enforcement action (the “SEC Action”) against GPB, Ascendant Capital, LLC (“Ascendant”), Ascendant Alternative Strategies, LLC (“AAS”), Mr. Gentile, Jeffry Schneider (“Mr. Schneider”) and Jeffrey Lash (“Mr. Lash”) in the EDNY Court. No GPB-managed partnership is a named defendant in the SEC Action. The SEC Action alleged several violations of the federal securities laws, including securities fraud. The SEC was seeking disgorgement and civil monetary penalties, among other remedies.

Also on February 4, 2021, the U.S. Attorney’s Office for the Eastern District of New York brought a Criminal indictment against Mr. Gentile, Mr. Schneider, and Mr. Lash (the “Criminal Case”). The indictment in the Criminal Case alleges conspiracy to commit securities fraud, conspiracy to commit wire fraud, and securities fraud against all three individuals. Mr. Gentile and Mr. Lash were also charged with two counts of wire fraud. Promptly following his indictment, Mr. Gentile resigned from all management and board positions with GPB and Highline, the GPB-managed funds, including the Partnership, and subsidiaries of the Partnership.

On June 6, 2023, Mr. Lash pled guilty to one count of wire fraud in the Criminal Case pursuant to a plea agreement. On June 10, 2024, the trial in the Criminal Case commenced against Mr. Gentile and Mr. Schneider. The jury in the Criminal Case returned a guilty verdict on all counts against Mr. Gentile and Mr. Schneider on August 1, 2024. On May 9, 2025, Mr. Gentile was sentenced to seven (7) years in prison and Mr. Schneider was sentenced to six (6) years in prison. The EDNY Court entered a judgment as to Mr. Gentile and Mr. Schneider on May 13, 2025. Additional penalties of forfeiture and restitution will be imposed at a later date. Mr. Lash’s sentencing is scheduled for June 11, 2025.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Stay of Litigation

Pursuant to the Receivership Order, “all existing or future civil legal proceedings of any nature, including, but not limited to, bankruptcy proceedings, arbitration proceedings, foreclosure actions, default proceedings, or other actions of any nature” involving the Receiver, Receivership Entities, or assets of the Receivership Estate are stayed and/or enjoined until further Order of the EDNY Court (see Receivership Order, Sec. VII.). Following reinstatement of the Receivership Order, a Notice of Receivership and Litigation Injunction (each, a “Stay Notice”) was filed with the court in each of the proceedings listed below.

Actions Asserted Against GPB and Others, Not Including the Partnership

Ismo J. Ranssi, derivatively on behalf of Armada Waste Management, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 654059/2020)

In August 2020, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Mr. Gentile, Mark D. Martino, and Mr. Schneider in the New York Supreme Court. GPB Waste Management, LP is named as a nominal defendant. The Partnership was not a named defendant. The Complaint alleges, among other things, that the offering documents for certain GPB managed funds include material misstatements and omissions. The Plaintiffs brought causes of action against GPB for breach of fiduciary duty, breach of contract, unjust enrichment, and an equitable accounting, and against all other defendants for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, and unjust enrichment. The plaintiffs seek a declaration from the Court that defendants breached duties owed to them, and that defendants must indemnify GPB Waste Management, LP for costs in connection with the suit. Plaintiffs also seek unspecified damages and an equitable accounting, and an order that defendants disgorge all fees obtained through the sale of GPB Waste Management, LP “securities”. A Stay Notice was filed in this matter on January 7, 2025.

Galen G. Miller and E. Ruth Miller, derivatively on behalf of GPB Holdings II, LP, v. GPB Capital Holdings, LLC, et al. (New York Supreme Court, New York County, Index No. 656982/2019)

In November 2019, plaintiffs filed a derivative action against GPB, Ascendant, AAS, Axiom, Michael Cohn, Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino, and Mr. Schneider in the New York Supreme Court, New York County. The Partnership was named only as a nominal defendant. An Amended Complaint was filed on or about March 2, 2020, alleging, among other things, that the offering documents for certain GPB-managed funds include material misstatements and omissions. The Amended Complaint alleges causes of action for breach of fiduciary duty against all defendants; aiding and abetting breach of fiduciary duty against Ascendant, AAS, Axiom and Mr. Martino; breach of contract against GPB; unjust enrichment against all defendants; and an equitable accounting against GPB. The plaintiffs are seeking disgorgement of alleged unjust enrichment, unspecified damages as a result of alleged wrongful acts, costs of the action, and an equitable accounting. A Stay Notice was filed in this matter on January 7, 2025.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Michael Peirce, derivatively on behalf of GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, Ascendant Capital, LLC, Ascendant Alternative Strategies, LLC, Axiom Capital Management, Inc., Steven Frangioni, David Gentile, William Jacoby, Minchung Kgil, Mark D. Martino and Jeffry Schneider, -and- GPB Automotive Portfolio, LP, Nominal Defendant (New York Supreme Court, New York County, Case No. 652858/2020)

In July 2020, plaintiff filed a derivative action in New York Supreme Court against GPB, Ascendant, AAS, Axiom, Steve Frangioni, Mr. Gentile, William Jacoby, Minchung Kgil, Mark Martino, and Mr. Schneider. The Complaint alleges various breaches of fiduciary duty and/or aiding and abetting the breaches of fiduciary duty against all defendants, breach of contract against GPB, unjust enrichment, and an equitable accounting. Plaintiffs are seeking declaratory relief, disgorgement, restitution, an equitable accounting, and unspecified damages. A Stay Notice was filed in this matter on January 7, 2025.

Alfredo J. Martinez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2019-1005)

In December 2019, plaintiffs filed a civil action in the Delaware Court of Chancery to compel inspection books and records from GPB, as General Partner, and from the Partnership, GPB Holdings , GPB Holdings II, and GPB Waste Management, LP. In June 2020, the court dismissed plaintiffs’ books and records request, but allowed a contract claim for specific performance to proceed as a plenary action. The plaintiffs are seeking unspecified damages and penalties. A Stay Notice was filed in this matter on January 16, 2025.

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

In re: GPB Capital Holdings, LLC Litigation (formerly, Adam Younker, Dennis and Cheryl Schneider, Elizabeth Plaza, and Plaza Professional Center Inc. PFT Sharing v. GPB Capital Holdings, LLC, et al. and Peter G. Golder, individually and on behalf of all others similarly situated, v. GPB Capital Holdings, LLC, et al.) (New York Supreme Court, New York County, Case No. 157679/2019)

In May 2020, plaintiffs filed a consolidated class action complaint in New York Supreme Court, New York County, against GPB, GPB Holdings, GPB Holdings II, GPB Holdings III, the Partnership, GPB Cold Storage, LP, GPB Waste Management, LP, Mr. Gentile, Mr. Lash, Macrina Kgil, a/k/a Minchung Kgil, William Edward Jacoby, Scott Naugle, Mr. Schneider, AAS, Ascendant, and Axiom Capital Management. The Complaint alleges, among other things, that the offering documents for certain GPB-managed funds, include material misstatements and omissions. The plaintiffs are seeking disgorgement, unspecified damages, and other equitable relief. A Stay Notice was filed in this matter on January 15, 2025. The Court entered an Order to Stay on January 17, 2025.

Phillip J. Cadez, et al. v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2020-0402)

In May 2020, plaintiffs filed a derivative action in the Delaware Court of Chancery against GPB, Mr. Gentile, Mr. Lash, and Mr. Schneider. The complaint also names GPB Holdings, LP, and the Partnership as nominal defendants. Previously, plaintiffs had filed a complaint to compel inspection of books and records, which had been dismissed without prejudice.

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

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

Jeff Lipman and Carol Lipman, derivatively on behalf of GPB Holdings II, LP and GPB Automotive Portfolio, LP v. GPB Capital Holdings, LLC, et al. (Delaware Court of Chancery, Case No. 2020-0054)

In January 2020, plaintiffs filed a derivative action in the Delaware Court of Chancery against GPB, Mr. Gentile, Mr. Lash, and Mr. Schneider. The complaint alleges breaches of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against each of the defendants, and declaratory relief from the Court related to allegations of fraud, gross negligence, and willful misconduct. The plaintiffs seek unspecified damages and declaratory forms of relief. A Stay Notice was filed in this matter on January 16, 2025.

Mary Purcell, et al. v. GPB Holdings II, LP, et al. (Cal. Superior Court, Orange County, Case No. 30-2019-01115653-CU-FR-CJC)

In December 2019, plaintiffs filed a civil action in the Superior Court in Orange County, California against Rodney Potratz, FSC Securities Corporation, GPB Holdings II, the Partnership, GPB, Mr. Gentile, Roger Anscher, William Jacoby, Mr. Lash, Ascendant, Trevor Carney, Mr. Schneider, and DOES 1 - 15, inclusive. An Amended Complaint was filed on or about June 10, 2020. In the Amended Complaint, Plaintiffs allege breach of contract against GPB Capital and DOES 1-15, inclusive; statutory and common law fraud against all defendants; breach of fiduciary duty against all defendants; and negligence against all defendants. Plaintiffs allege losses in excess of $4.8 million and are seeking rescission, compensatory damages, unspecified equitable relief and punitive damages, and interest and attorneys’ fees in unspecified amounts. A Stay Notice was filed in this matter on January 17, 2025. On February 7, 2025, the Court ordered that the action be stayed as to the GPB Defendants, pending further order of the Court.

Barbara Deluca and Drew R. Naylor, on behalf of themselves and other similarly situated Limited Partners, v. GPB Automotive Portfolio, LP et al. (S.D.N.Y., Case No. 19-CV-10498)

In November 2019, plaintiffs filed a putative class action complaint in the United States District Court for the Southern District of New York against GPB, GPB Holdings II, LP, the Partnership, Mr. Gentile, Mr. Lash, AAS, Axiom, Mr. Schneider, Mark Martino, and Ascendant. The Complaint alleges fraud and material omissions and misrepresentations to induce investment and losses in excess of $1.27 billion. The plaintiffs are seeking disgorgement, compensatory, consequential, and general damages; disgorgement; rescission; restitution; punitive damages; and the establishment of a constructive trust. While the parties to the action stipulated in 2021 to stay this action pending resolution of the Criminal Case against defendants Mr. Gentile and Mr. Schneider’s, the Court nevertheless ordered the stay lifted as to the so-called “Auditor Defendants” in January 2023. On June 24, 2024, in response to a June 20, 2024 joint letter request filed by several parties to the case to stay all proceedings pending the preparation of a formal stipulation of settlement, a Magistrate Judge in the case entered an Order that all deadlines and proceedings related to the action are stayed with respect to all parties until further order of the Court. On January 21, 2025, the Court acknowledged that, pursuant to the Receivership Order, this matter is stayed as against all GPB defendants. A Stay Notice was filed in this matter on January 7, 2025.

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

On June 1, 2022, the Western District of Texas Court consolidated this matter with Barasch v. GPB Capital, et al. (19-cv-01079); only the Kinnie Ma case continues, including the claims at issue in the Barasch v. GPB Capital matter and Loretta Dehay (as described below), which were consolidated under the Kinnie Ma docket number. On June 23, 2022, the Court denied Defendants Mr. Gentile and Mr. Schneider’s motion to stay the case pending the resolution of the criminal case, U.S. v. Gentile, et al., No. 1:21-CR-54-DG (E.D.N.Y. Jan. 29, 2021). Plaintiffs filed a consolidated complaint on July 1, 2022, and defendants filed answers thereafter. On August 21, 2023, the Court granted the indicted defendants’ May 2023 motion to stay proceedings pending resolution of the related criminal case. On March 21, 2024, the District Judge denied Plaintiffs’ appeal of the Magistrate Judge’s order staying the case, and affirmed the order granting Defendants’ motion to stay. A Stay Notice was filed in this matter on January 7, 2025.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

The Receiver is currently in discussions with representatives of the plaintiffs regarding a potential settlement of this matter. On May 2, 2025, the Receiver provided written notice to the EDNY Court that the Receiver intends, in the near future, to seek authorization from the EDNY Court to enter into such a potential settlement, based on an agreement in principle that is currently being finalized amongst the parties. Only if such a settlement is finalized will it be presented to the EDNY Court for approval and it will be also subject to approval by the United States District Court for the Western District of Texas.

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

Accrual for Litigation

The Partnership accrued $31.2 million of costs in connection with the potential settlements of actions asserted against the Partnership. These accrued costs are presented as a component of accrued expenses, including the liability for estimated losses from legal matters on the accompanying Condensed Consolidated Statement of Net Assets as of March 31, 2025, with a corresponding amount presented as a change in accrued expenses, including the liability for estimated losses from legal matters on the accompanying Condensed Consolidated Statement of Changes in Net Assets.

Actions asserted by GPB

With respect to the actions listed below, the Receiver has opted to continue the litigation rather than stay it.

GPB AUTOMOTIVE PORTFOLIO, LP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

GPB Capital Holdings, LLC et al. v. Patrick Dibre (New York Supreme Court, Nassau County, Case No. 606417/2017)

In July 2017, GPB, the Partnership, GPB Holdings, LP, GPB Holdings Automotive, LLC, and GPB Portfolio Automotive, LLC filed suit in the New York State Supreme Court, Nassau County against Patrick Dibre, one of their former operating partners, for breach of contract, breach of fiduciary duty, fraud and conversion arising out of the Defendant’s sale of certain automobile dealerships to the GPB plaintiffs. Mr. Dibre answered GPB’s Complaint, and asserted counterclaims alleging breach of contract and unjust enrichment. Plaintiffs have since filed amended complaints, narrowing the prior claims to focus on certain specific provisions in the documents governing the sale of the dealerships at issue. The plaintiffs seek damages based on the value of the subject dealerships related to the alleged breach, and also seek an order of specific performance compelling Mr. Dibre to fulfill other obligations under the governing documents. Any ruling in favor of the Partnership or potential losses associated with this matter cannot be determined or estimated at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements, including with regards to our Distribution Plan, are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Financial Condition, Results of Operations, and Liquidity

OVERVIEW

The Partnership is a holding company which was organized as a Delaware limited partnership on May 27, 2013, and commenced operations on that date. The Partnership has sold substantially all of its assets and is now in receivership.

The General Partner, a Delaware limited liability company and registered investment adviser, is the Partnership’s General Partner pursuant to the terms of the LPA. GPB has entered into a management services agreement with Highline, GPB conducted and managed our business, through Highline, which provides certain management services to assist GPB in fulfilling its duties as the Partnership’s General Partner. However, now that the Partnership is in receivership, GPB and Highline continue to act out their duties under supervision and direction of the Receiver.

Receivership

The Partnership is currently in receivership. As further described in “Note 1. Organization, Basis of Presentation and Other”, on December 8, 2023, the EDNY Court entered the Trial Court Receivership Order, appointing the Receiver for the Receivership Entities. Following an appeal of the Trial Court Receivership Order, on December 3, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the Receivership Order and the Receivership took effect.

Pursuant to the Receivership Order, the EDNY Court has taken exclusive jurisdiction and possession of all assets of the Receivership Entities, and the EDNY Court has appointed Mr. Gardemal to serve as the Receiver for the Receivership Entities.

Under the Receivership Order, the Receiver assumed all powers, authorities, rights, and privileges previously possessed by the Receivership Entities and their officers, directors, managers, managing members, and general and limited partners. Since the issuance of the Receivership Order the Partnership has been operating under the direction of the Receiver. Robert Chmiel and Evan Cutler currently serve as Highline’s Chief Executive Officer and Chief Financial Officer, respectively, under the supervision and direction of the Receiver. As Highline’s executive officers, their duties include managing the Partnership, including the wind-down thereof.

In accordance with the Receivership Order, on January 17, 2025, the Receiver filed with the EDNY Court the Distribution Plan.

On April 8, 2025, the EDNY Court entered an order to confirm and approve the Distribution Plan (the “Distribution Plan Order”), on which date the Distribution Plan became effective. Pursuant to the Distribution Plan, the Receiver became authorized to: (i) issue an initial distribution to investors in the Receivership Entities of up to $400.0 million of assets of the Receivership Entities (the “Initial Distribution”), (ii) maintain approximately $719.0 million in cash reserves amongst the Receivership Entities, (iii) establish a claims solicitation and resolution procedure for the each of the Receivership Entities’ investors and claimholders against the Receivership Entities, (iv) issue subsequent distributions to investors in the Receivership Entities (the “Subsequent Distributions”) to the extent that funds are available for that purpose, and (v) identify and pursue litigation against the Receivership Entities, and (vi) distribute proceeds from litigation based on harm to all Receivership Entities and proceeds from litigation based on harm to a specific Receivership Entity only to investors of that Receivership Entity.

The Distribution Plan provides that distributions under the plan are to be made on a partnership-by-partnership basis and the Distribution Plan provides that Initial and Subsequent Distributions under the Plan are to be made on a partnership-by-partnership basis and pursuant to the existing and agreed payment “waterfalls” set forth in the limited partnership agreement of the respective Receivership Entity. The EDNY Court’s order approving the Distribution Plan provides that the Receiver will retain “sole discretion to determine the timing, sequence, and size” of the Initial and Subsequent Distributions, and that certain excluded parties named therein are prevented from participating in the Initial and Subsequent Distributions, unless the otherwise ordered by the EDNY.

In accordance with the Distribution Plan the Receiver made the Initial Distribution on April 25, 2025 to investors in (i) GPB Automotive Portfolio, LP, (ii) Holdings II, and (iii) GPB Cold Storage, LP via check using the physical mailing addresses and other information in the applicable entity’s books and records. Of this amount, approximately $190.0 million was distributed to the Automotive Portfolio Limited Partners. Investors in all of the GPB-managed partnerships (other than those in GPB Automotive Income Fund, Ltd.) were mailed a “Notice of Determination” that included a calculation of their allowed claim and other information. In addition, investors and creditors in all of the GPB-managed partnerships were mailed the Claims Bar Date, to file a “proof of claim form,” should they desire to assert a different claim amount or dispute any other information in the notice of determination that they received. Any proof of claim that is not submitted by the Claims Bar Date, or in the proper form, is subject to disallowance.

The Receiver anticipates making additional rounds of distributions to investors in the GPB-managed partnerships, including the Partnership, as the Receivership progresses, remaining assets are liquidated, and claims involving third parties are pursued or resolved. However, the precise timing and amounts of subsequent distributions, if any, will depend on a number of factors, including the progress of the foregoing and the claims resolution process.

Plan of Liquidation

Prior to the Receivership taking effect, Highline, on behalf of GPB, commenced the Plan of Liquidation. In accordance with U.S. GAAP, liquidation of the Partnership was thereby determined to be imminent, resulting in the need to adopt the liquidation basis of accounting as of December 28, 2021.

The Former Highline Board formally approved the commencement of the Plan of Liquidation at a Former Highline Board meeting held on February 3, 2022. The Former Highline Board concluded that it was appropriate to adopt liquidation accounting in accordance with U.S. GAAP for financial reporting purposes, using a “convenience date” of December 31, 2021.

As described further above under “—Receivership and Distribution Plan,”, the Receivership took effect on December 3, 2024, and in accordance with the EDNY Court’s approval of the Distribution Plan on April 8, 2025, the Receiver made the Initial Distribution on April 25, 2025, of which approximately $190.0 million was distributed to the Limited Partners. From December 3, 2024 through the date of this Form 10-Q, the Partnership has been operating under the direction of the Receiver. No assurances can be provided that additional distributions and/or winding down will be completed by any date, and future changes to any such expected date could have a material impact in the Condensed Consolidated Financial Statements and the amount, if any, that is ultimately distributed to the Partnership’s Limited Partners. As of the date of this filing, the Partnership continues to believe that December 31, 2025 is the best estimate for the expected liquidation completion date.

Results of Operations

In light of the adoption of Liquidation Basis of Accounting as of December 31, 2021, we no longer consider our results of operations to be a key performance measure, and the results of operations for the current period are not comparable to the prior year periods. Hence, we no longer report changes in results of our operations.

Liquidity and Capital Resources

Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan of Liquidation. We had $529.3 million in cash on hand, cash equivalents and investment securities, and $1.5 million in restricted cash as of March 31, 2025. As a result of the EDNY Court’s approval of the Distribution Plan and the related winding up of the Partnership, the Partnership’s cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of the filing of this Form 10-Q.

Contractual Payment Obligation

As of March 31, 2025, there have been no material changes to the contractual payment obligations table included in the Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

As of and for the three months ended March 31, 2025, there have been no material changes to the critical accounting estimates included in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Control and Procedures

In connection with the preparation and filing of our prior reports on Form 10-K and Form 10-Q, we determined that there were material weaknesses in our internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The underlying circumstances that led to this conclusion were related in part to the events that led to the U.S. government’s criminal prosecution of Mr. Gentile and the governance changes that were required in response, and these matters contributed to our determination that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Partnership’s management, including its Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial accounting officer), as appropriate to allow timely decisions regarding required disclosure. We have continued to make this same determination in Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q filed thereafter.

Since this initial determination was made, we have worked to address and remediate these ICFR and disclosure controls weaknesses, and we believe that they have been substantially addressed or eliminated through the sale of substantially all of our operations as of March 31, 2025. However, in view of the Partnership being in a process of liquidation (with no material non-cash assets left in its portfolio), and with the Partnership also now in Receivership, we have determined that it would not be in the best interests of the Partnership and the holders of its units to spend the resources on the third-party testing and monitoring processes that would be needed for us to finalize and confirm a conclusion that these weaknesses have been remediated and that our ICFR and disclosure controls and procedures are effective. As a result, as required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of the Receiver, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on the foregoing, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our ICFR.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information in “Note 6. Commitments and Contingencies” within the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Form 10-K, under “Risk Factors” in Item 1A, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Registrant (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act.
32.1**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
32.2**	Certification pursuant to Section 906 of Sarbanes-Oxley Act.
99.1*	Status Report of Receiver to EDNY Court for quarterly period from January 1, 2025 through March 31, 2025
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: May 20, 2025